Form 10-Q
period 1997-12-25
COLOR SPOT NURSERIES INC
filed 1998-02-09
CIK 1015399

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              --------------

                                 FORM 10-Q

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 25, 1997
                                        ------------------

                                      OR

        (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____ to ____

                      Commission file number  000-23483
                                             -----------

--------------------------------------------------------------------------------

                        COLOR SPOT NURSERIES, INC.
           (Exact Name of Registrant as Specified in Its Charter)

--------------------------------------------------------------------------------

             DELAWARE                                    68-0363266
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)


 3478 BUSKIRK AVENUE, PLEASANT HILL, CA                     94523
 (Address of Principal Executive Offices)                (Zip Code)

     Registrant's Telephone Number, Including Area Code    (510) 934-4443
                                                        --------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes        No   X
                                               -----     -----


     As of January 30, 1998, the Registrant had outstanding 6,937,068 shares of Common Stock, par value $.001 per share.

                           COLOR SPOT NURSERIES, INC.


                                     INDEX


PART I - FINANCIAL INFORMATION                                             PAGE
     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets as of December 25, 1997 and
               June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . 1

               Consolidated Statements of Operations for the Three and Six
               Months Ended December 25, 1997 and December 26, 1996. . . . . 2

               Consolidated Statement of Changes in Stockholders' Equity
               as of December 25, 1997 . . . . . . . . . . . . . . . . . . . 3

               Consolidated Statements of Cash Flows for the Three and
               Six Months Ended December 25, 1997 and December 26, 1996. . . 4

               Condensed Notes to Consolidated Financial Statements as of
               December 25, 1997 . . . . . . . . . . . . . . . . . . . . . . 5

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations. . . . . . .10


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .14

     Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . . .14

     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . .14

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . .14

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . .15

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

                           COLOR SPOT NURSERIES, INC.

                           FORWARD-LOOKING STATEMENTS


CERTAIN STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS FORM 10-Q (AND ANY DOCUMENTS INCORPORATED HEREIN BY REFERENCE) CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 (THE "1933 ACT") AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 (THE "1934 ACT"). THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE TYPICALLY IDENTIFIED BY THEIR INCLUSION OF PHRASES SUCH AS "THE COMPANY PLANS," "MANAGEMENT BELIEVES" AND OTHER PHRASES OF SIMILAR MEANING. SUCH FACTORS INCLUDE, AMONG OTHERS, THE COMPANY'S SUBSTANTIAL LEVERAGE AND DEBT SERVICE; THE COMPANY'S DEPENDENCE ON ACQUISITIONS FOR FUTURE GROWTH; THE EFFECT OF GROWTH ON COMPANY RESOURCES; THE COMPANY'S SHORT OPERATING HISTORY UNDER CURRENT MANAGEMENT; THE COMPANY'S CUSTOMER CONCENTRATION AND ITS DEPENDENCE ON HOME DEPOT; SEASONALITY AND VARIABILITY OF QUARTERLY RESULTS AND CERTAIN CHARGES; RESTRICTIONS IMPOSED BY, AND ENCUMBRANCE ON ASSETS TO SECURE, THE COMPANY'S NEW LOAN AGREEMENT; CERTAIN EFFECTS OF A CHANGE OF CONTROL OF THE COMPANY; FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING; WEATHER AND GENERAL AGRICULTURAL RISKS; DEPENDENCE ON LEASED FACILITIES; SENSITIVITY TO PRICE INCREASES OF CERTAIN RAW MATERIALS; COMPETITION; GOVERNMENT REGULATIONS AND THE MINIMUM WAGE; CONTROL BY SIGNIFICANT STOCKHOLDERS AND MANAGEMENT; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q. AS A RESULT OF THE FOREGOING AND OTHER FACTORS, NO ASSURANCE CAN BE GIVEN AS TO FUTURE RESULTS, LEVELS OF ACTIVITY AND/OR ACHIEVEMENTS, AND NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY OR COMPLETENESS OF THESE STATEMENTS.

ITEM 1.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                     December 25,   June 30,
                                                         1997         1997
                                                     ------------   --------
                                                      (unaudited)
                                    ASSETS

CURRENT ASSETS:
     Cash                                              $    352     $  2,762
     Accounts receivable, net of allowances
      of $1,721 and $1,661, respectively                 25,254       25,524
     Inventories                                         54,135       28,854
     Prepaid expenses and other                           1,105          893
                                                     ------------   --------
       Total current assets                              80,846       58,033

TREE INVENTORIES                                          2,364          541
PROPERTY, PLANT AND EQUIPMENT, net                       50,461       31,774
INTANGIBLE ASSETS, net                                   57,644       31,383
DEFERRED INCOME TAXES                                    19,014       10,120
NOTES RECEIVABLE AND  OTHER ASSETS                        1,651        1,566
                                                     ------------   --------
       Total assets                                    $211,980     $133,417
                                                     ------------   --------
                                                     ------------   --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                  $ 18,840     $  9,815
     Accrued liabilities                                 19,510       12,395
     Dividends payable to stockholders                      882          906
     Deferred income taxes                               17,596       14,056
     Current maturities of long-term debt                 1,273        6,700
                                                     ------------   --------
       Total current liabilities                         58,101       43,872

LONG-TERM DEBT                                          113,287       83,408
                                                     ------------   --------
       Total liabilities                                171,388      127,280
                                                     ------------   --------

SERIES A PREFERRED STOCK, $0.01 par value, 100,000
     shares authorized, 40,000 shares issued and
     outstanding at December 25, 1997                    29,610            -
REDEEMABLE COMMON STOCK, $0.001 par value, 1,163,550
     and 1,199,744 shares issued and outstanding,
     respectively                                         2,106        2,062
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 4,900,000
      shares authorized, no shares issued and
      outstanding                                             -            -
     Common stock, $0.001 par value, 50,000,000
      shares authorized, 5,773,518 and 5,021,118
      issued and outstanding, respectively                   12          162
     Additional paid-in capital                          50,966       45,033
     Treasury stock, 6,200,228 and 6,164,034 shares,
      respectively                                      (45,488)     (45,228)
     Warrants, 825,000 exercisable at $0.01 per
      share                                               8,250            -
     Retained earnings (accumulated deficit)             (4,864)       4,108
                                                     ------------   --------
          Total stockholders' equity                      8,876        4,075
                                                     ------------   --------
          Total liabilities and stockholders' equity   $211,980     $133,417
                                                     ------------   --------
                                                     ------------   --------


          The accompanying notes are an integral part of these consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    Three Months Ended             Six Months Ended
                                                December 25,   December 26,   December 25,   December 26,
                                                    1997           1996           1997           1996
                                                ------------   ------------   ------------   ------------
NET SALES                                          $  38,708      $  13,165      $  64,190     $  26,602
COST OF SALES                                         25,502          8,245         43,647        17,103
                                                ------------   ------------   ------------   ------------
          Gross profit                                13,206          4,920         20,543         9,499

SALES, MARKETING AND
     DELIVERY EXPENSES                                11,095          5,088         19,499         9,851
GENERAL AND ADMINISTRATIVE
     EXPENSES                                          2,594            721          5,292         1,925
AMORTIZATION OF INTANGIBLE
     ASSETS                                              629            170            974           251
TERMINATION OF MANAGEMENT
     FEE AND OTHER                                     2,400              -          2,400             -
                                                ------------   ------------   ------------   ------------
          Loss from operations                        (3,512)        (1,059)        (7,622)       (2,528)

INTEREST EXPENSE                                       3,305            344          5,805           477
OTHER EXPENSE (INCOME), net                              (69)            23             33             2
                                                ------------   ------------   ------------   ------------
          Loss before income tax benefit
               and extraordinary loss                 (6,748)        (1,426)       (13,460)       (3,007)

INCOME TAX BENEFIT                                     3,709            686          6,730         1,447
                                                ------------   ------------   ------------   ------------
          Loss before extraordinary loss              (3,039)          (740)        (6,730)       (1,560)

EXTRAORDINARY LOSS, net of tax benefit                 2,162              -          2,162             -
                                                ------------   ------------   ------------   ------------
          Net loss                                 $  (5,201)       $  (740)     $  (8,892)    $  (1,560)
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------

Basic and diluted loss per share:
     Loss before extraordinary loss                 $  (0.44)      $  (0.11)      $  (0.97)     $  (0.22)
     Extraordinary loss                                (0.31)             -          (0.31)            -
                                                ------------   ------------   ------------   ------------
          Total                                     $  (0.75)      $  (0.11)      $  (1.28)     $  (0.22)
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------

Shares used in per share calculation               6,937,068      6,967,668      6,932,805     6,970,162
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------

          The accompanying notes are an integral part of these consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT COMMON SHARES)

                                                               Additional                                       Total
                                            Common    Common     Paid-In    Treasury              Retained   Stockholders'
                                            Shares     Stock     Capital      Stock    Warrants   Earnings      Equity
                                         ---------   -------   ----------   --------   --------   --------   -------------
Balance, June 30, 1997                   5,021,118    $ 162     $ 45,033    $(45,228)   $     -   $ 4,108      $ 4,075

Issuance of common stock:
 Existing shareholders and management      713,196        7        5,114           -          -         -        5,121
 Acquisition of businesses                  39,204        1          625           -          -         -          626
Issuance of warrants                             -        -            -           -      8,250         -        8,250
Purchase of redeemable common stock              -        -           36        (260)         -         -         (224)
Accretion of redeemable common stock             -        -            -           -          -       (80)         (80)
Par value adjustment                             -     (158)         158           -          -         -            -
Net loss                                         -        -            -           -          -    (8,892)      (8,892)
                                         ---------   -------   ----------   --------   --------   --------   -------------
Balance, December 25, 1997 (unaudited)   5,773,518    $  12     $ 50,966    $(45,488)   $ 8,250   $(4,864)     $ 8,876
                                         ---------   -------   ----------   --------   --------   --------   -------------
                                         ---------   -------   ----------   --------   --------   --------   -------------

          The accompanying notes are an integral part of these consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                        Six Months Ended
                                                   December 25,   December 26,
                                                       1997           1996
                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $  (8,892)      $ (1,560)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation an amortization                      2,952            564
      Deferred income taxes                            (8,892)        (1,447)
      Write-off of deferred financing costs             4,324              -
      Changes in operating assets and liabilities,
       net of effect of acquired businesses:
         Decrease in accounts receivable                2,357          6,277
         Increase in inventories                      (17,597)        (6,031)
         Increase in prepaid expenses and other
          current assets                                 (206)          (229)
         Increase in accounts payable                   6,017          4,016
         Increase (decrease) in accrued liabilities     5,960         (1,717)
                                                   ------------   ------------
            Net cash used in operating activities     (13,977)          (127)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid in business acquisitions, less
    cash acquired                                     (40,539)        (5,556)
   Purchases of fixed assets                           (7,309)        (3,245)
                                                   ------------   ------------
      Net cash used in investing activities           (47,848)        (8,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                             5,121            100
   Purchase of treasury stock                            (260)             -
   Financing and organizational costs                    (743)           (75)
   Issuance of preferred stock and warrants            40,000              -
   Proceeds from borrowings                           136,803          2,598
   Debt and stock issuance costs                       (7,848)             -
   Net borrowings under revolving line of credit       (9,386)         6,429
   Repayments of long-term debt                      (104,272)          (563)
                                                   ------------   ------------
      Net cash provided by financing activities        59,415          8,489

NET DECREASE IN CASH                                   (2,410)          (439)

CASH AT BEGINNING OF PERIOD                             2,762            701
                                                   ------------   ------------
CASH AT END OF PERIOD                               $     352       $    262
                                                   ------------   ------------
                                                   ------------   ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                      $   5,207       $    493
                                                   ------------   ------------
                                                   ------------   ------------
      Income taxes                                  $       3       $      2
                                                   ------------   ------------
                                                   ------------   ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Stock issued for acquisitions                    $     625       $      -
                                                   ------------   ------------
                                                   ------------   ------------


          The accompanying notes are an integral part of these consolidated financial statements.

                             COLOR SPOT NURSERIES, INC.
                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 25, 1997

NOTE 1 - BASIS OF PRESENTATION

     The information contained in the following notes to the consolidated financial statements of Color Spot Nurseries, Inc. (the "Company") is condensed from that which would appear in the annual consolidated financial statements. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for its fiscal year ended June 30, 1997 contained in its registration statement on Form S-1 filed with the Securities and Exchange Commission dated December 22, 1997.

     The consolidated financial statements as of December 25, 1997, and the three and six months ended December 25, 1997 and December 26, 1996 are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The Company's operations are highly seasonal and the results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications have been made to the results of operations for the three months ended September 25, 1997 included in the results of operations for the six months ended December 25, 1997 to be in conformity with the three months ended December 25, 1997.

NOTE 2 - INVENTORIES

     Inventories at December 25, 1997 and June 30, 1997, consisted of the following (in thousands):


                                                     DECEMBER 25,     JUNE 30,
                                                         1997           1997
                                                     ------------     --------
                                                      (UNAUDITED)
          Current:
             Plants, shrubs and ground cover            $  46,644    $  24,385
             Raw materials and supplies                     7,441        3,374
             Christmas trees                                   50        1,095
                                                     ------------     --------
                Total current inventories                  54,135       28,854
          Noncurrent:
             Christmas trees                                2,364          541
                                                     ------------     --------
                Total inventories                       $  56,499    $  29,395
                                                     ------------     --------
                                                     ------------     --------

                             COLOR SPOT NURSERIES, INC.
                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 25, 1997


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 25, 1997 and June 30, 1997 consisted of the following (in thousands):

                                                     DECEMBER 25,     JUNE 30,
                                                         1997           1997
                                                     ------------     --------
                                                      (UNAUDITED)
     Land                                               $  9,272      $  8,621
     Greenhouses and buildings                            16,243         9,029
     Furniture and fixtures                                3,696         2,108
     Machinery and equipment                              16,733        10,929
     Leasehold improvements                                4,173         2,587
     Other                                                 4,827         1,302
                                                     ------------     --------
                                                          54,944        34,576
     Less: Accumulated depreciation                       (4,483)       (2,802)
                                                     ------------     --------
        Total property, plant and equipment             $ 50,461      $ 31,774
                                                     ------------     --------
                                                     ------------     --------


NOTE 4 - INTANGIBLE ASSETS

     Intangible assets at December 25, 1997 and June 30, 1997 consisted of the following (in thousands):

                                                     DECEMBER 25,     JUNE 30,
                                                         1997           1997
                                                     ------------     --------
                                                      (UNAUDITED)
     Goodwill                                           $  47,517     $ 23,971
     Organization costs                                     3,645        1,670
     Financing costs                                        5,708        4,352
     Noncompete agreements                                  1,694        1,731
     Other                                                    911          856
                                                     ------------     --------
                                                           59,475       32,580
     Less: Accumulated amortization                        (1,831)      (1,197)
                                                     ------------     --------
         Total intangible assets                        $  57,644     $ 31,383
                                                     ------------     --------
                                                     ------------     --------

NOTE 5 - ACQUISITIONS

     Between October 1, 1996 and June 30, 1997, the Company effected seven business acquisitions. Between July 31, 1997 and September 3, 1997, the Company effected six business acquisitions. The Company accounted for all of these acquisitions using the purchase method of accounting. The allocation of the purchase price to the underlying net assets acquired is based upon preliminary estimates of the fair value of the net assets, which may be revised at a later date. It is anticipated that any purchase price allocation adjustments will be made within one year from the date of acquisition. Management does not believe that the final allocations of the purchase prices will have a material effect of the Company's financial position or results of operations. Results of operations of the acquired entities subsequent to the purchase date are included in the consolidated financial statements.

                             COLOR SPOT NURSERIES, INC.
                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 25, 1997

     Pro forma operating results of the Company, assuming all the above acquisitions occurred on July 1, 1996 are presented below (in thousands, except per share amounts):

                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                 DECEMBER 25,   DECEMBER 26,   DECEMBER 25,   DECEMBER 26,
                                     1997           1996           1997           1996
                                 ------------   ------------   ------------   ------------
                                  (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
     Net sales                     $  38,708      $  35,531      $  66,053      $  60,823
     Loss before
         extraordinary loss           (3,039)        (1,012)        (7,319)        (4,178)
     Loss per share before
         extraordinary loss:
               Basic                   (0.44)         (0.11)         (1.05)         (0.46)
               Diluted                 (0.44)         (0.11)         (1.05)         (0.46)
     Shares used in per
        share calculation:
               Basic               6,937,068      9,031,244      6,940,119      9,033,738
               Diluted             6,937,068      9,031,244      6,940,119      9,033,738

NOTE 6 - SALES OF SECURITIES, REFINANCING AND EXTRAORDINARY LOSS

     On December 24, 1997, the Company sold $100 million of its 10 1/2% Senior Subordinated Notes (the "Notes") and 40,000 units each consisting of one share of 13% Series A Cumulative Preferred Stock (the "Series A Preferred Stock") and 20.625 warrants each representing the right to purchase one share of the Company's common stock for $0.01 each (the "Warrants"). The Series A Preferred Stock and Warrants were sold for an aggregate cost of $40.0 million. The sale of the Notes, Series A Preferred Stock and Warrants are hereto referred to as the "Offerings". The Company raised $133.5 million, net of fees and expenses, from the Offerings which it used to repay existing indebtedness. Interest on the Notes is payable semiannually on June 15 and December 15 of each year, commencing on June 15, 1998. The Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after December 15, 2002 at specified redemption prices. Dividends on the Series A Preferred Stock accrue at a rate of 13% of the liquidation preference of $1,000 per share and are payable quarterly on March 15, June 15, September 15 and December 15 commencing on March 15, 1998. At the Company's option, dividends may be paid by the issuance of additional shares of Series A Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. The Series A Preferred Stock is redeemable, in whole or in part, at the option of the Company, at any time on or after December 15, 2002 at specified redemption prices. The Series A Preferred Stock ranks senior to all other outstanding classes or series of capital stock with respect to dividends and liquidation rights.

     Simultaneous with the completion of the Offerings, the Company entered into a new loan agreement with Credit Agricole Indosuez and a syndicate of banks (the "New Loan Agreement"). The New Loan Agreement provides the Company with a seven year acquisition term loan facility of $75.0 million, a five year revolving credit facility of $40.0 million and a five year supplemental line of $35.0 million which may be used either for acquisitions or working capital. Interest on amounts borrowed under the New Loan Agreement bear interest, at the Company's option, at floating rates based on the prime rate or the London interbank offer rate ("LIBOR"), plus a margin which ranges from 0% to 1.25% for prime rate loans and 1% to 2.75% for LIBOR loans depending on certain financial performance targets. The New Loan Agreement

                             COLOR SPOT NURSERIES, INC.
                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 25, 1997

contains various covenants, including covenants prohibiting or limiting the incurrence of additional indebtedness, the granting of liens, sales of assets, as well as certain financial covenants. Borrowings under the New Loan Agreement are secured by substantially all of the Company's assets. Borrowings under the revolving credit facility and the portion of the supplemental line used for working capital are subject to certain borrowing base limitations generally based on a percentage of eligible inventory and eligible accounts receivable. On December 25, 1997, the Company had borrowed $2.7 million under the new revolving credit loan and had not yet borrowed under the new acquisition loan or supplemental line. At December 25, 1997, the Company had $38.3 million of credit availability under the revolving and supplemental lines. Additionally, the revolving line and the portion of the supplemental line used for working capital must be reduced annually below $15.0 million for a 30-day period between the months of July through September.

     In connection with these transactions, the Company incurred a $4.3 million non-cash pre-tax charge related to the write-off of deferred financing fees. This charge is reported net of income tax benefit of $2.2 million in extraordinary loss on the Company's consolidated statements of operations. Also, in December 1997, the Company incurred a $2.0 million pre-tax charge related to the termination of an annual management fee and a $0.4 million pre-tax charge related to the payment of bonuses to certain members of management. These charges are reported in termination of management fee and other on the Company's consolidated statements of operations.

     Also, at the time of the Offerings, the Company increased the aggregate authorized number of shares of preferred stock from 1,000,000 to 5,000,000, changed the par value of its common stock from $0.01 to $0.001 per share and effected a 0.69-for-one reverse stock split of its common stock. The reverse stock split has been reflected retroactively in these financial statements.

NOTE 7 - DEBT

     Debt at December 25, 1997 and June 30, 1997 consisted of the following (in thousands):

                                                     DECEMBER 25,     JUNE 30,
                                                         1997           1997
                                                     ------------     --------
                                                      (UNAUDITED)
     Revolving line of credit                           $   2,719     $ 12,105
     Senior subordinated notes                            100,000            -
     Term and acquisition loans                                 -       66,977
     Convertible note                                       7,384        7,384
     Non-compete agreements                                 1,250        1,395
     Other                                                  3,207        2,247
                                                     ------------     --------
                                                          114,560       90,108
     Less: Current maturities                              (1,273)      (6,700)
                                                     ------------     --------
        Long-term portion                               $ 113,287     $ 83,408
                                                     ------------     --------
                                                     ------------     --------

                             COLOR SPOT NURSERIES, INC.
                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 25, 1997

NOTE 8 - LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE ("SFAS 128"). SFAS 128 replaces primary earnings per share with basic earnings per share. Basic earnings per share excludes the effect of any dilutive common equivalent shares. Fully diluted earnings per share, now called diluted earnings per share, is still required. Diluted earnings per share is computed by dividing net income by the weighted average number of all common and dilutive common equivalent
shares outstanding during the period.   The effect of common equivalent
shares upon earnings per share was antidilutive for all periods presented and are therefore excluded from the calculations.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is the largest wholesale nursery in the United States, based on revenue and greenhouse square footage. The Company sells a wide assortment of high quality bedding plants, shrubs, potted flowering plants, ground cover and Christmas trees as well as provides extensive merchandising services primarily to leading home centers and mass merchants.

     As a result of both acquisitions and internal expansion, the Company's operations have grown rapidly during the first six months of its current fiscal year as compared to the comparable period of the prior year. Since June 30, 1996, the Company has completed 13 acquisitions, making it the leading consolidator in the wholesale nursery industry. Three of these acquisitions occurred during the three months ended December 26, 1996, four occurred during the third and fourth quarters of fiscal 1997 and six occurred during the first quarter of fiscal 1998. These acquisitions resulted in the Company's expansion into several states, including Texas, Washington, Oregon and Michigan and into new product lines such as shrubs and Christmas trees. The Company plans to continue to enter new geographic markets through acquisitions, expand its presence in existing markets and add new product lines.

     The Company's business is highly seasonal and as a result, the Company has historically reported losses for the first six months of its fiscal year and profits for the second six months of its fiscal year. The Company is reporting higher operating losses during the three and six months ended December 25, 1997 as compared to the same periods in fiscal 1997 primarily due to the growth of the Company's operations combined with the inherent seasonality of its business. The Company has recently sought to reduce the effects of seasonality with sales that are counter-seasonal to its historic products with the acquisition of Christmas tree operations. The Company plans to continue to expand its Christmas tree operations to further reduce the effects of seasonality on its operating results.

     In December 1997, the Company raised $133.5 million, net of fees and expenses through the sale of additional senior subordinated debt, preferred stock and warrants which it used to repay existing debt. In December 1997, the Company also entered into a new loan agreement providing the Company with $150.0 million in available credit. In connection with these transactions, the Company incurred a $4.3 million non-cash pre-tax extraordinary charge related to the write-off of deferred financing fees. Also, in December 1997, the Company incurred a $2.0 million pre-tax charge related to the termination of an annual management fee and a $0.4 million pre-tax charge related to the payment of bonuses to certain members of management.

THREE MONTHS ENDED DECEMBER 25, 1997 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 26, 1996

     NET SALES. Net sales increased $25.5 million, or 194.0%, to $38.7 million for the three months ended December 25, 1997 from $13.2 million during the three months ended December 26, 1996. This increase is the result of the acquisition of thirteen businesses plus growth of the Company's previously existing business.

     GROSS PROFIT. Gross profit increased $8.3 million, or 168.4%, to $13.2 million for the three months ended December 25, 1997 from $4.9 million during the three months ended December 26, 1996. Gross profit as a percentage of net sales decreased to 34.1% for the three months ended December 25, 1997 from 37.4% for the three months ended December 26, 1996. The reduction in gross profit percentage was primarily the result of higher production costs and higher shrinkage and return rates due to below planned sales plus higher production labor costs as a result of the statutory increase in the minimum wage.

     OPERATING EXPENSES. Operating expenses includes sales, marketing and delivery expenses, general and administrative expenses, amortization of intangible assets and termination of management fee and other. Sales, marketing and delivery expenses increased $6.0 million, or 118.1%, to $11.1 million for the three months ended December 25, 1997 from $5.1 million in the three months ended December 26, 1996. As a percentage of net sales, sales, marketing and delivery expenses decreased to 28.7% for the three months ended December 25, 1997 from 38.6% for the three months ended December 26, 1996. This decrease as a percentage of net sales was the result of the addition of the Company's Southwest division which generally experiences lower delivery expenses as a percentage of net sales because the mix of products sold by the Southwest division generally has a higher per unit sales price. General and administrative expenses increased $1.9 million, to $2.6 million for the three months ended December 25, 1997 from $0.7 million in the three months ended December 26, 1996. As a percentage of net sales, general and administrative expenses increased to 6.7% for the three months ended December 25, 1997 from 5.5% for the three months ended December 26, 1996. This increase as a percentage of net sales is primarily the result of additional general and administrative resources needed to support the Company's current and anticipated future growth. Amortization of intangible assets increased $0.5 million to $0.6 million for the three months ended December 25, 1997 due to the acquisition of four companies during the third and fourth quarters of fiscal 1997 and the acquisition of six companies during the first quarter of
fiscal 1998.   During the three months ended December 25, 1997, the Company incurred a $2.0 million charge related to the termination of an annual management fee and a $0.4 million charge related to the payment of bonuses to certain members of management.

     INTEREST EXPENSE. Interest expense increased $3.0 million to $3.3 million for the three months ended December 25, 1997 from $0.3 million in three months ended December 26, 1996 as a result of significantly higher levels of borrowings required to fund acquisitions and the Company's growing working capital requirements.

     TAXES. While the Company's financial statements include tax expense, the Company has historically not paid income taxes. Agricultural companies are permitted to calculate taxable income on a cash basis. As a result of the Company's growth, this treatment has enabled the Company to generate significant net operating losses since its inception and accumulate a large net operating loss carryforward. In addition, the Company's effective tax rate has been significantly higher than the U.S. statutory rate of 34%. The difference between the Company's effective tax rate and the U.S. statutory rate was due to state tax provisions and other California tax limitations on the use of net operating loss carryforwards. The Company's effective tax rate increased to 55.0% for the three months ended December 25, 1997 from 48.1% for the three months ended December 26, 1996. This increase was primarily the result of the effect of permanent items due to reductions in projected book income for the fiscal year ended June 30, 1998.

SIX MONTHS ENDED DECEMBER 25, 1997 AS COMPARED TO THE SIX MONTHS ENDED DECEMBER 26, 1996 AND THE PRO FORMA SIX MONTHS ENDED DECEMBER 25, 1997

     The financial information for the pro forma six months ended December 25, 1997 gives effect to the six acquisitions completed by the Company since June 30, 1997 as if those acquisitions had been completed on July 1, 1997.

     NET SALES. Net sales increased $37.6 million, or 141.3%, to $64.2 million for the six months ended December 25, 1997 from $26.6 million during the six months ended December 26, 1996. This increase is the result of the acquisition of thirteen businesses plus growth of the Company's previously existing business. Net sales for the proforma six months ended December 25, 1997 totaled $66.1 million, representing an increase of $1.9 million ,or 2.9%, over the six months ended December 25, 1997.

     GROSS PROFIT. Gross profit increased $11.0 million, or 116.3%, to $20.5 million for the six months ended December 25, 1997 from $9.5 million in the six months ended December 26, 1996. Gross profit as a percentage of net sales decreased to 32.0% for the six months ended December 25, 1997 from 35.7% for the six months ended December 26, 1996. The reduction in gross profit percentage was primarily the result of higher production costs and higher shrinkage and return rates due to below planned sales plus higher production labor costs as a result of the statutory increase in the minimum wage. Gross profit for the proforma six months ended December 25, 1997 totaled $20.9 million, representing and increase of $0.3 million, or 1.6%, over the six months ended December 25, 1997. Gross profit as a percentage of net sales decreased to 31.6% for the proforma six months ended December 25, 1997.

     OPERATING EXPENSES. Operating expenses includes sales, marketing and delivery expenses, general and administrative expenses and amortization of intangible assets. Sales, marketing and delivery expenses increased $9.6 million, or 97.9%, to $19.5 million for the six months ended December 25, 1997 from $9.9 million in the six months ended December 26, 1996. As a percentage of net sales, sales, marketing and delivery expenses decreased to 30.4% for the six months ended December 25, 1997 from 37.0% for the six months ended December 26, 1996. This decrease as a percentage of net sales was the result of the addition of the Company's Southwest division which generally experiences lower delivery expenses as a percentage of net sales because the mix of products sold by the Southwest division generally has a higher per unit sales price. Sales, marketing and delivery expenses for the proforma six months ended December 25, 1997 totaled $20.0 million, an increase of $0.5 million, or 2.5%, over the six months ended December 25, 1997. As a percentage of net sales, sales, marketing and delivery expenses decreased to 30.3% for the proforma six months ended December 25, 1997. General and administrative expenses increased $3.4 million, or 174.9%, to $5.3 million for the six months ended December 25, 1997 from $1.9 million in the six months ended December 26, 1996. As a percentage of net sales, general and administrative expenses increased to 8.2% for the six months ended December 25, 1997 from 7.2% for the six months ended December 26, 1996. This increase as a percentage of net sales is primarily the result of additional general and administrative resources needed to support the Company's current and anticipated future growth. General and administrative expenses for the proforma six months ended December 25, 1997 totaled $5.8 million, an increase of $0.5 million, or 9.5%, over the six months ended December 25, 1997. As a percentage of net sales, general and administrative expenses increased to 8.8% for the proforma six months ended December 25, 1997. Amortization of intangible assets increased $0.7 million to $1.0 million for the six months ended December 25, 1997 from $0.3 million in six months ended December 26, 1996 due to the acquisition of seven companies during fiscal 1997 and the acquisition of six companies during the first quarter of fiscal 1998. Amortization of intangible assets for the proforma six months ended December 25, 1997 increased to $1.1 million. During the six months ended December 25, 1997, the Company incurred a $2.0 million charge related to the termination of an annual management fee and a $0.4 million charge related to the payment of bonuses to certain members of management.

     INTEREST EXPENSE. Interest expense increased $5.3 million to $5.8 million for the six months ended December 25, 1997 from $0.5 million in six months ended December 26, 1996 as a result of significantly higher levels of borrowings required to fund acquisitions and the Company's growing working capital requirements. Interest expense for the proforma six months ended December 25, 1997 was $6.2 million.

     TAXES. The Company's effective tax rate increased to 50.0% for the six months ended December 25, 1997 and the proforma six months ended December 25, 1997 from 48.1% for the six months ended December 26, 1996. This increase was primarily the result of the effect of permanent items due to reductions in projected book income for the fiscal year ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash needs are primarily to fund seasonal working capital requirements, capital expenditures and acquisitions.

     On December 24, 1997, the Company sold $100.0 million of Notes and $40.0 million of Series A Preferred Stock and Warrants (See Note 6 to Condensed Notes to Consolidated Financial Statements). The Company raised $133.5 million , net of fees and expenses, from the Offerings which it used to repay existing indebtedness. Interest on the Notes is due semiannually on June 15 and December 15 commencing June 15, 1998. Dividends on the 13% Series A Preferred Stock are payable on March 15, June 15, September 15 and December 15 commencing March 15, 1998 and are payable, at the option of the Company, in additional shares of Series A Preferred Stock.

     In connection with the Offerings, the Company entered into a New Loan Agreement, which provides an acquisition term loan facility of $75.0 million, a revolving credit facility of $40.0 million, and a supplemental line of $35.0 million which may be used either for acquisitions or working capital. Borrowings under the New Loan Agreement are secured by substantially all of the Company's assets. On December 25, 1997, the Company had borrowed $2.7 million under the new revolving credit loan and had not yet borrowed under the new acquisition loan or supplemental line. Borrowings under the revolving credit facility and the portion of the supplemental line used for working capital are subject to certain borrowing base limitations generally based on a percentage of eligible inventory and eligible accounts receivable. At December 25, 1997, the Company had $38.3 million of credit availability under the revolving and supplemental lines. Additionally, the revolving line and the portion of the supplemental line used for working capital must be reduced below $15.0 million for a 30-day period between the months of July through September.

     Prior to the Offerings, the Company's primary sources of capital were a revolving line of credit, various term and acquisition loans and the issuance of Company stock. During the six months ended December 25, 1997 and December 26, 1996, net cash used in operating activities was $14.0 million and $0.1 million, respectively primarily as a result of operating losses and increases in inventory in advance of the spring selling season. Net cash used in investing activities during the six months ended December 25, 1997 and December 26, 1996 was $47.8 million and $8.8 million, respectively. These amounts related primarily to cash used to acquire six businesses during the six months ended December 25, 1997 and three businesses during the six months ended December 26, 1996. The Company spent $7.3 million and $3.2 million on capital expenditures during the six months ended December 25, 1997 and December 26, 1996, respectively. The Company anticipates that it will spend a total of $11.4 million during the year ended June 30, 1998, of which approximately $8.0 million is expected to be used for expansion capital expenditures. Expansion capital expenditures represent expenditures for capital which increases the Company's productive capabilities and typically includes grading of new land, purchasing and building new greenhouses and related improvements, such as the installation of ventilation and irrigation systems.

     The Company believes that the net proceeds from the Offerings, together with cash generated from operations and available borrowings under the New Loan Agreement, will be sufficient to finance working capital, capital expenditures and planned acquisitions for at least the next 12 months.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is from time to time involved in litigation arising in the ordinary course of its business. None of the pending litigation, in the opinion of the Company, is likely to have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Pursuant to a Registration Statement on Form S-1 (Registration No. 333-37335) that was declared effective December 22, 1997, the Company offered for sale (the "Units Offering") 40,000 units (the "Units"), each Unit consisting of 1 share of 13% Series A Cumulative Preferred Stock (the "Series A Preferred Stock") and 20.625 warrants (the "Warrants"), each representing the right to purchase one share of common stock, par value $0.001 per share (the "Common Stock") of the Company, by means of a prospectus dated December 22, 1997. The Units were offered to the public at a price of $1,000 per Unit and were sold for an aggregate offering price of $40 million. Pursuant to the same Registration Statement and concurrently with the Units Offering, the Company offered to the public (the "Notes Offering" and, together with the Units Offering, the "Offerings") $100 million aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2007 (the "Notes"), which were sold for an aggregate offering price of $100 million. The aggregate underwriting discount was $1.6 million for the Units Offering and $3.0 million for the Notes Offering. Other expenses in connection with the Offerings were reasonably estimated to be $1.9 million.

     The net proceeds of the Offerings were reasonably estimated to be applied as follows:


               Repayment of Debt  . . . . . . $133.5 million

               Fees and Expenses  . . . . . . $6.5 million


     Also, at the time of the Offerings, the Company increased the aggregate authorized number of shares of preferred stock from 1,000,000 to 5,000,000, changed the par value of its common stock from $0.01 to $0.001 per share and effected a 0.69-for-one reverse stock split of its common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Before the consummation of the Offerings, the sole stockholder of the Company, CSN, Inc., approved the following actions by unanimous written consent without a meeting pursuant to Section 228(a) of the Delaware General Corporation Law on December 1, 1997: (1) approval of an agreement and plan of merger to merge the Company with CSN, Inc., with the Company being the surviving corporation; (2) approval of the amended and restated certificate of incorporation; and (3) approval of the amended and restated bylaws. The amended and restated certificate of incorporation and the amended and restated bylaws were filed with the Commission as Exhibits 3.1 and 3.2, respectively of the Registration Statement and are hereby incorporated by reference.

ITEM 5.   OTHER INFORMATION

     See Part II, Item 2 for a description of the Company's offering to the public of Notes, Series A Preferred Stock and Warrants.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  EXHIBIT   DESCRIPTION OF DOCUMENT
                 1.1     Note Underwriting Agreement between the Registrant and
                          the Underwriters.
                 1.2     Unit Underwriting Agreement between the Registrant and
                          the Underwriters.
                 3.1     Amended and Restated Certificate of Incorporation of the
                          Registrant.
                 3.2     Amended and Restated Bylaws of the Registrant.*
                 3.3     Certificate of Designation of the Series A Preferred
                          Stock.
                 4.1     Form of Preferred Stock certificate.*
                 4.2     Indenture (including form of Note).
                 4.3     Warrant Agreement (including form of Warrant).
                 10.1    Second Amended and Restated Credit Agreement dated as of
                          December 24, 1997.
                 11.1    Computation of Earnings Per Share.
                 27.1    Financial Data Schedule.
          ___________________________________________________________________

                 *       Filed with the Company's Registration Statement, No.
                         333-37335, filed with the Securities and Exchange
                         Commission ("SEC") and incorporated herein by reference.

          (b)    REPORTS ON FORM 8-K.

                 None.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COLOR SPOT NURSERIES, INC.


Dated: February 9, 1998
                                   By: /s/ Michael F. Vukelich
                                       ----------------------------------------
                                   Chairman of the Board and Chief Executive
                                   Officer


                                   By: /s/ Paul Yeager
                                       -----------------------------------------
                                   Executive Vice President and Chief Financial
                                   Officer

                                    EXHIBIT INDEX

          EXHIBIT       DESCRIPTION OF DOCUMENT
            1.1         Note Underwriting Agreement between the Registrant and
                         the Underwriters.
            1.2         Unit Underwriting Agreement between the Registrant and
                         the Underwriters.
            3.1         Amended and Restated Certificate of Incorporation of the
                         Registrant.
            3.2         Amended and Restated Bylaws of the Registrant.*
            3.3         Certificate of Designation of the Series A Preferred
                         Stock.
            4.1         Form of Preferred Stock certificate.*
            4.2         Indenture (including form of Note).
            4.3         Warrant Agreement (including form of Warrant).
            10.1        Second Amended and Restated Credit Agreement dated as of
                         December 24, 1997.
            11.1        Computation of Earnings Per Share.
            27.1        Financial Data Schedule.
            ___________________________________________________________________

            *      Filed with the Company's Registration Statement, No.
                   333-37335, filed with the Securities and Exchange
                   Commission ("SEC") and incorporated herein by reference.

                                       17