Form 10-Q
period 1998-03-26
COLOR SPOT NURSERIES INC
filed 1998-05-11
CIK 1015399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  -------------

                                    FORM 10-Q

           (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 26, 1998

                                       OR

           (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____to ___

                        Commission file number 000-23483

--------------------------------------------------------------------------------

                           COLOR SPOT NURSERIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

--------------------------------------------------------------------------------


               DELAWARE                                      68-0363266
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

 478 BUSKIRK AVENUE, PLEASANT HILL, CA                          94523
(Address of Principal Executive Offices)                     (Zip Code)

        Registrant's Telephone Number, Including Area Code (510) 934-4443

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           As of April 30, 1998, the Registrant had outstanding 6,937,068 shares of Common Stock, par value $.001 per share.

                           COLOR SPOT NURSERIES, INC.


                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                                PAGE

           Item 1.             Financial Statements (Unaudited)

                               Consolidated Balance Sheets as of March 26, 1998 and
                               June 30, 1997....................................................................................1

                               Consolidated Statements of Operations for the Three and Nine Months
                               Ended March 26, 1998 and March 27, 1997..........................................................2

                               Consolidated Statement of Changes in Stockholders' Equity as of
                               March 26, 1998...................................................................................3

                               Consolidated Statements of Cash Flows for the Nine Months
                               Ended March 26, 1998 and March 27, 1997..........................................................4

                               Condensed Notes to Consolidated Financial Statements as of
                               March 26, 1998 ..................................................................................5

           Item 2.             Management's Discussion and Analysis
                               of Financial Condition and Results of Operations................................................10


PART II - OTHER INFORMATION

           Item 1.             Legal Proceedings...............................................................................14

           Item 2.             Changes in Securities and Use of Proceeds.......................................................14

           Item 3.             Defaults Upon Senior Securities.................................................................14

           Item 4.             Submission of Matters to a Vote of Security Holders.............................................14

           Item 5.             Other Information...............................................................................14

           Item 6.             Exhibits and Reports on Form 8-K................................................................14

SIGNATURES.....................................................................................................................15

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

ITEM 1.
                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     March 26,        June 30,
                                                                                        1998             1997
                                                                                     ---------        ---------
                                                                                    (unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash                                                                            $     657        $   2,762
     Accounts receivable, net of allowances of $1,721 and $1,661, respectively          28,838           25,524
     Inventories                                                                        67,785           28,854
     Prepaid expenses and other                                                          1,316              893
                                                                                     ---------        ---------

        Total current assets                                                            98,596           58,033

TREE INVENTORIES                                                                         2,451              541
PROPERTY, PLANT AND EQUIPMENT, net                                                      53,262           31,774
INTANGIBLE ASSETS, net                                                                  56,888           31,383
DEFERRED INCOME TAXES                                                                   20,269           10,120
NOTES RECEIVABLE AND  OTHER ASSETS                                                       1,887            1,566
                                                                                     ---------        ---------

        Total assets                                                                 $ 233,353        $ 133,417
                                                                                     =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                $  22,822        $   9,815
     Accrued liabilities                                                                14,471           12,395
     Dividends payable to stockholders                                                   1,046              906
     Deferred income taxes                                                              18,434           14,056
     Current maturities of long-term debt                                               15,279            6,700
                                                                                     ---------        ---------

        Total current liabilities                                                       72,052           43,872

LONG-TERM DEBT                                                                         125,935           83,408
                                                                                     ---------        ---------

        Total liabilities                                                              197,987          127,280
                                                                                     ---------        ---------

SERIES A PREFERRED STOCK, $0.01 par value, 100,000 shares authorized,
     41,153 shares issued and outstanding at March 26, 1998                             30,968               --
REDEEMABLE COMMON STOCK, $0.001 par value, 1,163,550
     and 1,199,744 shares issued and outstanding, respectively                           2,186            2,062
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 4,900,000 shares authorized, no shares
        issued and outstanding                                                              --               --
     Common stock, $0.001 par value, 50,000,000 shares authorized, 5,773,518
        and 5,021,118 issued and outstanding, respectively                                  12              162
     Additional paid-in capital                                                         50,975           45,033
     Treasury stock, 6,200,228 and 6,164,034 shares, respectively                      (45,488)         (45,228)
     Warrants, 825,000 exercisable at $0.01 per share                                    8,250               --
     Retained earnings (accumulated deficit)                                           (11,537)           4,108
                                                                                     ---------        ---------

        Total stockholders' equity                                                       2,212            4,075
                                                                                     ---------        ---------

        Total liabilities and stockholders' equity                                   $ 233,353        $ 133,417
                                                                                     =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             Three Months Ended                   Nine Months Ended
                                                         March 26,        March 27,           March 26,          March 27,
                                                           1998              1997               1998               1997
                                                       -----------        -----------        -----------        -----------
NET SALES                                              $    38,549        $    31,049        $   102,739        $    57,651
COST OF SALES                                               26,791             17,333             70,438             34,436
                                                       -----------        -----------        -----------        -----------

         Gross profit                                       11,758             13,716             32,301             23,215

SALES, MARKETING AND
     DELIVERY EXPENSES                                      10,196              7,722             29,695             17,573
GENERAL AND ADMINISTRATIVE
     EXPENSES                                                2,941              1,977              8,233              3,902
AMORTIZATION OF INTANGIBLE
     ASSETS                                                    614                146              1,588                397
TERMINATION OF MANAGEMENT
     FEE AND OTHER                                              --                 --              2,400                 --
                                                       -----------        -----------        -----------        -----------

         Income (loss) from operations                      (1,993)             3,871             (9,615)             1,343

INTEREST EXPENSE                                             3,556              1,600              9,361              2,077
OTHER EXPENSE (INCOME), net                                    (63)                61                (30)                63
                                                       -----------        -----------        -----------        -----------

         Income (loss) before income taxes
            and extraordinary loss                          (5,486)             2,210            (18,946)              (797)

INCOME TAX BENEFIT (EXPENSE)                                   417             (1,063)             7,579                384
                                                       -----------        -----------        -----------        -----------

         Income (loss) before extraordinary loss            (5,069)             1,147            (11,367)              (413)

EXTRAORDINARY LOSS, net of tax benefit                          --                215              2,594                215
                                                       -----------        -----------        -----------        -----------

         Net income (loss)                                  (5,069)               932            (13,961)              (628)

PREFERRED STOCK DIVIDENDS                                    1,319                 --              1,319                 --

         Net income (loss) applicable to
            common stock                               $    (6,388)       $       932        $   (15,280)       $      (628)
                                                       ===========        ===========        ===========        ===========

Basic income (loss) per common share:
     Income (loss) before extraordinary loss           $     (0.95)            $ 0.22            $ (1.88)           $ (0.07)
     Extraordinary loss                                         --              (0.04)             (0.38)             (0.03)
                                                       -----------        -----------        -----------        -----------

         Total                                         $     (0.95)            $ 0.18            $ (2.26)           $ (0.10)
                                                       ===========        ===========        ===========        ===========

Shares used in per share calculation                     6,937,068          5,052,614          6,852,057          6,204,959
                                                       ===========        ===========        ===========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT COMMON SHARES)


                                                                   Additional                           Retained       Total
                                             Common     Common       Paid-In    Treasury                 Earnings   Stockholders'
                                             Shares      Stock       Capital     Stock       Warrants    (Deficit)     Equity
                                           ---------   ---------    ---------   ---------    ---------   ---------    ---------
Balance, June 30, 1997                     5,021,118   $     162    $  45,033   $ (45,228)   $      --   $   4,108    $   4,075

Issuance of common stock:
    Existing shareholders and management     713,196           7        5,123          --           --          --        5,130
    Acquisition of businesses                 39,204           1          625          --           --          --          626
Issuance of warrants                              --          --           --          --        8,250          --        8,250
Purchase of redeemable common stock               --          --           36        (260)          --          --         (224)
Accretion of redeemable common stock              --          --           --          --           --        (160)        (160)
Accretion of Series A preferred stock             --          --           --          --           --        (205)        (205)
Par value adjustment                              --        (158)         158          --           --          --           --
Preferred stock dividends                         --          --           --          --           --      (1,319)      (1,319)
Net loss                                          --          --           --          --           --     (13,961)     (13,961)
                                           ---------   ---------    ---------   ---------    ---------   ---------    ---------
Balance, March 26, 1998 (unaudited)        5,773,518   $      12    $  50,975   $ (45,488)   $   8,250   $ (11,537)   $   2,212
                                           =========   =========    =========   =========    =========   =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                           Nine Months Ended
                                                                                       March 26,       March 27,
                                                                                        1998            1997
                                                                                     ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $ (13,961)       $    (628)
     Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                    5,484            1,844
        Deferred income taxes                                                           (9,309)            (583)
        Write-off of deferred financing costs                                            4,324               --
        Changes in operating assets and liabilities, net of effect of acquired businesses:
            Increase in accounts receivable                                             (1,548)         (10,731)
            Increase in inventories                                                    (31,334)          (8,607)
            Increase in prepaid expenses and other current assets                         (332)            (623)
            Increase in accounts payable                                                 9,999            7,135
            Increase (decrease) in accrued liabilities                                     838           (3,128)
                                                                                     ---------        ---------
                Net cash used in operating activities                                  (35,839)         (15,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid in business acquisitions, less cash acquired                            (40,539)         (48,513)
     Purchases of fixed assets                                                         (11,240)          (4,564)
                                                                                     ---------        ---------
                Net cash used in investing activities                                  (51,779)         (53,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                            5,130           34,439
     Purchase of treasury stock                                                           (260)         (37,124)
     Financing and organizational costs                                                   (756)          (5,584)
     Issuance of preferred stock and warrants                                           40,000               --
     Dividends paid                                                                         --             (614)
     Proceeds from borrowings                                                          136,803           98,035
     Debt and stock issuance costs                                                      (7,848)              --
     Net borrowings under revolving line of credit                                      16,933            9,545
     Repayments of long-term debt                                                     (104,489)         (30,467)
                                                                                     ---------        ---------
                Net cash provided by financing activities                               85,513           68,230

NET DECREASE IN CASH                                                                    (2,105)            (168)

CASH AT BEGINNING OF PERIOD                                                              2,762              701
                                                                                     ---------        ---------

CASH AT END OF PERIOD                                                                $     657        $     533
                                                                                     =========        =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
        Interest                                                                     $   5,337        $   1,197
                                                                                     =========        =========
        Income taxes                                                                 $       3        $       2
                                                                                     =========        =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
     Stock issued for acquisitions                                                   $     625        $   2,400
                                                                                     =========        =========
     Issuance of notes receivable in connection with asset sale                      $      --        $   1,170
                                                                                     =========        =========
     Issuance of notes payable in connection with treasury stock purchase            $      --        $   7,100
                                                                                     =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            COLORSPOT NURSERIES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 26, 1998



NOTE 1 - BASIS OF PRESENTATION

        The information contained in the following notes to the consolidated financial statements of Color Spot Nurseries, Inc. (the "Company") is condensed from that which would appear in the annual consolidated financial statements. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for its fiscal year ended June 30, 1997 contained in its registration statement on Form S-1 filed with the Securities and Exchange Commission dated December 22, 1997 (No.
333-37335).

        The consolidated financial statements as of March 26, 1998, and the three and nine months ended March 26, 1998 and March 27, 1997 are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The Company's operations are highly seasonal and the results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - INVENTORIES

           Inventories at March 26, 1998 and June 30, 1997, consisted of the following (in thousands):

                                        MARCH 26,     JUNE 30,
                                          1998          1997
                                         -------       -------
Current:                               (UNAUDITED)
   Plants, shrubs and ground cover       $60,095       $24,385
   Raw materials and supplies              7,690         3,374
   Christmas trees                            --         1,095
                                         -------       -------
      Total current inventories           67,785        28,854
Noncurrent:
   Christmas trees                         2,451           541
                                         -------       -------
      Total inventories                  $70,236       $29,395
                                         =======       =======

                            COLORSPOT NURSERIES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 26, 1998



NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

           Property, plant and equipment at March 26, 1998 and June 30, 1997 consisted of the following (in thousands):

                                             MARCH 26,        JUNE 30,
                                               1998            1997
                                             --------        --------
                                            (UNAUDITED)
Land                                         $  9,480        $  8,621
Greenhouses and buildings                      20,192           9,029
Furniture and fixtures                          4,191           2,108
Machinery and equipment                        16,487          10,929
Leasehold improvements                          4,759           2,587
Other                                           3,862           1,302
                                             --------        --------
                                               58,971          34,576
Less: Accumulated depreciation                 (5,709)         (2,802)
                                             --------        --------
   Total property, plant and equipment       $ 53,262        $ 31,774
                                             ========        ========

NOTE 4 - INTANGIBLE ASSETS

           Intangible assets at March 26, 1998 and June 30, 1997 consisted of the following (in thousands):

                                     MARCH 26,        JUNE 30,
                                       1998            1997
                                     --------        --------
                                   (UNAUDITED)
Goodwill                             $ 47,558        $ 23,971
Organization costs                      3,605           1,670
Financing costs                         5,708           4,352
Non-compete agreements                  1,695           1,731
Other                                     911             856
                                     --------        --------
                                       59,477          32,580
Less: Accumulated amortization         (2,589)         (1,197)
                                     --------        --------
   Total intangible assets           $ 56,888        $ 31,383
                                     ========        ========

        In April, 1998, the AICPA issued Statement of Position 98-5 "Reporting on Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires non-governmental entities to expense start-up costs, including organization costs, as incurred. SOP 98-5 is effective for financial statements for periods beginning after December 15, 1998 (the Company's fiscal year beginning July 1,
1999). When adopted, all capitalized start-up costs must be expensed and recorded as a change in accounting principle. The Company has approximately $3.6 million of capitalized organization costs recorded on its balance sheet as of March 26, 1998. The Company is studying the potential impacts of the SOP 98-5 and has not decided when it will adopt the new standard.

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

                            COLORSPOT NURSERIES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 26, 1998

        Pro forma operating results of the Company, assuming all the above acquisitions occurred on July 1, 1996 are presented below (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                             MARCH 26,             MARCH 27,       MARCH 26,          MARCH 27,
                                               1998                  1997            1998               1997
                                            ----------         --------------    -----------        -------------
                                            (UNAUDITED)           (UNAUDITED)    (UNAUDITED)         (UNAUDITED)
Net sales                                   $    38,549        $    44,517       $   104,602        $   105,340
Income (loss) before
    extraordinary loss                           (5,069)             1,125           (12,075)            (3,053)
Income (loss) per share before
    extraordinary loss:
          Basic                                   (0.95)              0.18             (1.98)             (0.38)
          Diluted                                 (0.95)              0.17             (1.98)             (0.38)
Shares used in per share calculation:
          Basic                               6,937,068          6,260,066         6,856,897          7,987,327
          Diluted                             6,937,068          6,650,530         6,856,897          7,987,327

NOTE 6 - SALES OF SECURITIES, REFINANCING AND EXTRAORDINARY LOSS

           On December 24, 1997, the Company sold $100 million of its 10 1/2% Senior Subordinated Notes (the "Notes") and 40,000 units each consisting of one share of 13% Series A Cumulative Preferred Stock (the "Series A Preferred Stock") and 20.625 warrants each representing the right to purchase one share of the Company's common stock for $0.01 each (the "Warrants"). The Series A Preferred Stock and Warrants were sold for an aggregate cost of $40.0 million. The sale of the Notes, Series A Preferred Stock and Warrants are hereto referred to as the "Offerings". The Company raised $133.5 million, net of fees and expenses, from the Offerings which it used to repay existing indebtedness. Interest on the Notes is payable semiannually on June 15 and December 15 of each year, commencing on June 15, 1998. The Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after December 15, 2002 at specified redemption prices. Dividends on the Series A Preferred Stock accrue at a rate of 13% of the liquidation preference of $1,000 per share and are payable quarterly on March 15, June 15, September 15 and December 15 commencing on March 15, 1998. At the Company's option, through December 15, 2002, dividends may be paid by the issuance of additional shares of Series A Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. The Series A Preferred Stock is redeemable, in whole or in part, at the option of the Company, at any time on or after December 15, 2002 at specified redemption prices. The Series A Preferred Stock ranks senior to all other outstanding classes or series of capital stock with respect to dividends and liquidation rights.

           Simultaneous with the completion of the Offerings, the Company entered into a new loan agreement with Credit Agricole Indosuez and a syndicate of banks (the "New Loan Agreement"). The New Loan Agreement provides the Company with a two year acquisition term loan facility of $75.0 million, a five year revolving credit facility of $40.0 million and a five year supplemental line of $35.0 million which may be used either for acquisitions or working capital. Interest on amounts borrowed under the New Loan Agreement bear interest, at the Company's option, at floating rates based on the prime rate or the London interbank offer rate ("LIBOR"), plus a margin which ranges from 0% to 1.25% for prime rate loans and 1% to 2.75% for LIBOR loans depending on certain financial performance targets. The New Loan Agreement contains various

                            COLORSPOT NURSERIES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 26, 1998


covenants, including covenants prohibiting or limiting the incurrence of additional indebtedness, the granting of liens, sales of assets, as well as certain financial covenants. At March 26, 1998, the Company was in default of certain of its financial covenants but has received a waiver of such default for the March 1998 test period. The financial covenants were also amended through March 31, 1999. Borrowings under the New Loan Agreement are secured by substantially all of the Company's assets. Borrowings under the revolving credit facility and the portion of the supplemental line used for working capital are subject to certain borrowing base limitations generally based on a percentage of eligible inventory and eligible accounts receivable. On March 26, 1998, the Company had borrowed $29.0 million under the new revolving credit loan and had not yet borrowed under the acquisition term loan facility or supplemental line. At March 26, 1998, the Company had $51.8 million of total credit availability under the revolving credit facility and supplemental lines. Additionally, the revolving credit facility and the portion of the supplemental line used for working capital must be reduced annually below $15.0 million for a 30-day period between the months of July through September.

           In connection with these transactions, the Company incurred a $4.3 million non-cash pre-tax charge related to the write-off of deferred financing fees. This charge is reported net of income tax benefit of $2.6 million in extraordinary loss on the Company's consolidated statements of operations. Also, in December 1997, the Company incurred a $2.0 million pre-tax charge related to the termination of an annual management fee and a $0.4 million pre-tax charge related to the payment of bonuses to certain members of management. These charges are reported in termination of management fee and other on the Company's consolidated statements of operations.

           Also, at the time of the Offerings, the Company increased the aggregate authorized number of shares of preferred stock from 1,000,000 to 5,000,000, changed the par value of its common stock from $0.01 to $0.001 per share and effected a 0.69-for-one reverse stock split of its common stock. The reverse stock split has been reflected retroactively in these financial statements.

NOTE 7 - DEBT

           Debt at March 26, 1998 and June 30, 1997 consisted of the following (in thousands):

                                 MARCH 26,         JUNE 30,
                                   1998              1997
                                 ---------        ---------
                               (UNAUDITED)
Revolving line of credit         $  29,038        $  12,105
Senior subordinated notes          100,000               --
Term and acquisition loans              --           66,977
Convertible note                     7,833            7,384
Non-compete agreements               1,178            1,395
Other                                3,165            2,247
                                 ---------        ---------
                                   141,214           90,108
Less: Current maturities           (15,279)          (6,700)
                                 ---------        ---------
   Long-term portion             $ 125,935        $  83,408
                                 =========        =========

                            COLORSPOT NURSERIES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 26, 1998


NOTE 8 - EARNINGS PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 replaces primary earnings per share with basic earnings per share. Basic earnings per share excludes the effect of any dilutive common equivalent shares. Fully diluted earnings per share, now called diluted earnings per share, is still required. Diluted earnings per share is computed by dividing net income by the weighted average number of all common and dilutive common equivalent shares outstanding during the period. For all periods presented other than for the three months ended March 27, 1997, the effect of common equivalent shares upon earnings per share was antidilutive and were therefore excluded from the calculations. Diluted earnings per common share and shares used in the computation of diluted earnings per common share for the three months ended March 27, 1997 was as follows:

                                           THREE MONTHS
                                               ENDED
                                          MARCH 27, 1997
                                           ------------
                                            (UNAUDITED)
Income before extraordinary loss                   0.21
Extraordinary loss                                (0,04)
                                           ------------
    Total
                                                   0.17
                                           ============

Shares used in per share calculation          5,443,078
                                           ============

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

           As a result of both acquisitions and internal expansion, the Company's operations have grown rapidly during the first nine months of its current fiscal year as compared to the comparable period of the prior year. Since June 30, 1996, the Company has completed 13 acquisitions, making it the leading consolidator in the wholesale nursery industry. Six of these acquisitions occurred during the nine months ended March 27, 1997, one occurred during the fourth quarter of fiscal 1997 and six occurred during the first quarter of fiscal 1998. These acquisitions resulted in the Company's expansion into several states, including Texas, Washington, Oregon and Michigan and into new product lines such as shrubs and Christmas trees. The Company has made substantial progress in significantly integrating these acquisitions into its operations and plans to continue to focus its efforts over the next three fiscal quarters to more fully integrate these acquisitions.

           The Company's business is highly seasonal with a peak selling season in the spring generally from March through June. Consequently, the Company has historically reported losses during its first and second fiscal quarters and higher revenues during its third and fourth fiscal quarters. The Company has recently sought to reduce the effects of seasonality with sales that are counter-seasonal to its historic products with the acquisition of Christmas tree operations. The Company plans to continue to expand its Christmas tree operations to further reduce the effects of seasonality on its operating results.

           Sales of the Company's products are highly dependent upon general weather conditions throughout the western and southwestern United States. Cold and wet weather, particularly on weekends, tends to curtail gardening activities and results in a reduction in demand for the Company's products. Extreme weather conditions associated with the weather phenomena known as "El Nino" existed during the Company's fiscal quarter ended March 26, 1998 which resulted in a delay to the start of the peak gardening season in the Company's principal markets. Seasonal rainfall amounts were in excess of twice normal levels throughout most of California, Arizona and Nevada. Rainfall amounts in Texas was in excess of one and a half times normal levels as well. As a result of the poor weather, the Company experienced lower than anticipated levels of sales and higher product shrinkage and returns during the three months ended March 26, 1998. Consequently, the Company experienced a significant reduction in gross profit percentage and recognized an operating loss of $2.0 million for the quarter ended March 26, 1998.

THREE MONTHS ENDED MARCH 26, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 27, 1997

           Net Sales. Net sales increased $7.5 million, or 24.2%, to $38.5 million for the three months ended March 26, 1998 from $31.0 million during the three months ended March 27, 1997. This increase is the result of business acquisitions partially offset by reductions in sales as a result of poor weather conditions.

           Gross Profit. Gross profit decreased $2.0 million, or 14.3%, to $11.8 million for the three months ended March 26, 1998 from $13.7 million during the three months ended March 27, 1997. Gross profit as a percentage of net sales decreased to 30.5% for the three months ended March 26, 1998 from 44.2% for the three months ended March 27, 1997. The reduction in gross profit percentage was the result of higher production costs and higher shrinkage and return rates due to below planned sales resulting from poor weather conditions. Additionally, gross profit was adversely effected by higher production labor costs as a result of the statutory increase in the minimum wage and an aggressive sales/production plan which resulted in excess product at the Company's facilities and customers' stores which was ultimately destroyed. Finally, management believes that its return policy was applied too liberally by its sales force whereby credits were either issued prematurely or for traditionally non-returnable items. To address these return problems, the Company changed its commission policy in March to include targeted levels of returns in addition to sales for its sales force.

           Operating Expenses. Operating expenses includes sales, marketing and delivery expenses, general and administrative expenses, and amortization of intangible assets. Sales, marketing and delivery expenses increased $2.5 million, or 32.0%, to $10.2 million for the three months ended March 26, 1998 from $7.7 million in the three months ended March 27, 1997. As a percentage of net sales, sales, marketing and delivery expenses increased to 26.4% for the three months ended March 26, 1998 from 24.9% for the three months ended March 27, 1997. This increase as a percentage of net sales was the result of fixed costs associated with growth of the Company's sales force in anticipation of higher sales combined with lower than anticipated sales due to poor weather conditions. General and administrative expenses increased $1.0 million, to $2.9 million for the three months ended March 26, 1998 from $2.0 million in the three months ended March 27, 1997. As a percentage of net sales, general and administrative expenses increased to 7.6% for the three months ended March 26, 1998 from 6.4% for the three months ended March 27, 1997. This increase as a percentage of net sales is primarily the result of additional general and administrative resources needed to support the Company's current and anticipated future growth combined with lower than anticipated sales due to poor weather conditions. Amortization of intangible assets increased $0.5 million to $0.6 million for the three months ended March 26, 1998 due to the acquisition of four companies during the third and fourth quarters of fiscal 1997 and the acquisition of six companies during the first quarter of fiscal 1998.

           Interest Expense. Interest expense increased $2.0 million to $3.6 million for the three months ended March 26, 1998 from $1.6 million in three months ended March 27, 1997 as a result of significantly higher levels of borrowings required to fund acquisitions, operating losses and the Company's growing working capital requirements.

           Taxes. While the Company's financial statements include tax expense, the Company has historically not paid income taxes. Agricultural companies are permitted to calculate taxable income on a cash basis. As a result of the Company's growth, this treatment has enabled the Company to generate significant net operating losses since its inception and accumulate a large net operating loss carryforward. In addition, the Company's effective tax rate has been higher than the U.S. statutory rate of 34%. The difference between the Company's effective tax rate and the U.S. statutory rate was due to state tax provisions and other California tax limitations on the use of net operating loss carryforwards. The Company's effective tax rate decreased to 7.6% for the three months ended March 26, 1998 from 48.1% for the three months ended March 27, 1997. This decrease was primarily the result of adjustments necessary to record income taxes at the current projected effective tax rate of 40% for the fiscal year ending June 30, 1998.

NINE MONTHS ENDED MARCH 26, 1998 AS COMPARED TO THE NINE MONTHS ENDED MARCH 27, 1997

           Net Sales. Net sales increased $45.1 million, or 78.2%, to $102.7 million for the nine months ended March 26, 1998 from $57.7 million during the nine months ended March 27, 1997. This increase is the result of the acquisition of thirteen businesses plus growth of the Company's previously existing business partially offset by reductions in sales primarily during the Company's third fiscal quarter as a result of poor weather conditions.

 Gross Profit. Gross profit increased $9.1 million, or 39.1%, to $32.3 million for the nine months ended March 26, 1998 from $23.2 million in the nine months ended March 27, 1997. Gross profit as a percentage of net sales decreased to 31.4% for the nine months ended March 26, 1998 from 40.3% for the nine months ended March 27, 1997. The reduction in gross profit percentage was the result of higher production costs and higher shrinkage and return rates due to below planned sales resulting from poor weather conditions. Additionally, gross profit was adversely effected by higher production labor costs as a result of the statutory increase in the minimum wage and an aggressive sales/production plan which resulted in excess product at the Company's facilities and customers' stores which was ultimately destroyed. Finally, management believes that its return policy was applied too liberally by its sales force whereby credits were either issued prematurely or for traditionally non-returnable items.

           Operating Expenses. Operating expenses includes sales, marketing and delivery expenses, general and administrative expenses, amortization of intangible assets and termination of management fee and other. Sales, marketing and delivery expenses increased $12.1 million, or 69.0%, to $29.7 million for the nine months ended March 26, 1998 from $17.6 million in the nine months ended March 27, 1997. As a percentage of net sales, sales, marketing and delivery expenses decreased to 28.9% for the nine months ended March 26, 1998 from 30.5% for the nine months ended March 27, 1997. This decrease as a percentage of net sales was the result of the addition of the Company's Southwest division which generally experiences lower delivery expenses as a percentage of net sales because the mix of products sold by the Southwest division generally has a higher per unit sales price. This decrease was partially offset by higher fixed costs associated with growth of the Company's sales force in anticipation of higher sales combined with lower than anticipated sales due to poor weather conditions. General and administrative expenses increased $4.3 million, or 111.0%, to $8.2 million for the nine months ended March 26, 1998 from $3.9 million in the nine months ended March 27, 1997. As a percentage of net sales, general and administrative expenses increased to 8.0% for the nine months ended March 26, 1998 from 6.8% for the nine months ended March 27, 1997. This increase as a percentage of net sales is primarily the result of additional general and administrative resources needed to support the Company's current and anticipated future growth. Amortization of intangible assets increased $1.2 million to $1.6 million for the nine months ended March 26, 1998 from $0.4 million in nine months ended March 27, 1997 due to the acquisition of seven companies during fiscal 1997 and the acquisition of six companies during the first quarter of fiscal 1998. Additionally, during the nine months ended March 26, 1998, the Company incurred a $2.0 million charge related to the termination of an annual management fee and a $0.4 million charge related to the payment of bonuses to certain members of management.

           Interest Expense. Interest expense increased $7.3 million to $9.4 million for the nine months ended March 26, 1998 from $2.1 million in nine months ended March 27, 1997 as a result of significantly higher levels of borrowings required to fund acquisitions, operating losses and the Company's growing working capital requirements.

           Taxes. The Company's effective tax rate decreased to 40.0% for the nine months ended March 26, 1998 from 48.2% for the nine months ended March 27, 1997. This decrease was primarily the result of the effect of revised projections of earnings and financial position for the fiscal year ending
June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's cash needs are primarily to fund seasonal working capital requirements, capital expenditures and acquisitions.

           During the nine months ended March 27, 1997, the Company's primary sources of capital were a revolving line of credit, various term and acquisition loans and the issuance of debt and common stock.

           On December 24, 1997, the Company raised $133.5 million, net of fees and expenses from the sale of Notes, Series A Preferred Stock and Warrants which it used to repay existing indebtedness (See Note 6 to Condensed Notes to Consolidated Financial Statements). Interest on the Notes is due semiannually on June 15 and December 15 commencing June 15, 1998. Dividends on the 13% Series A Preferred Stock are payable quarterly in cash or shares of Series A Preferred Stock through December 15, 2002 on March 15, June 15, September 15 and December
15. On March 15, 1998, the Company issued 1,153 shares of Series A Preferred Stock as payment of such dividends.

           In connection with the Offerings, the Company entered into a New Loan Agreement, which provides an acquisition term loan facility of $75.0 million, a revolving credit facility of $40.0 million, and a supplemental line of $35.0 million which may be used either for acquisitions or working capital. Borrowings under the New Loan Agreement are secured by substantially all of the Company's assets. On March 26, 1998, the Company had borrowed $29.0 million under the new revolving credit loan and had not yet borrowed under the acquisition term loan facility or supplemental line. Borrowings under the revolving credit facility and the portion of the supplemental line used for working capital are subject to certain borrowing base limitations generally based on a percentage of eligible inventory and eligible accounts receivable. At March 26, 1998, the Company had $51.8 million of total credit availability under the revolving credit facility and supplemental lines. The New Loan Agreement contains various covenants, including covenants prohibiting or limiting the incurrence of additional indebtedness, the granting of liens, sales of assets, as well as certain financial covenants. At March 26, 1998, the Company was in default of certain of its financial covenants but has received a waiver of such default for the March 1998 test period. The financial covenants were also amended through March 31, 1999. Additionally, the revolving line and the portion of the supplemental line used for working capital must be reduced below $15.0 million for a 30-day period between the months of July through September ("Clean-down Requirement"). The Company believes that sufficient cash will be generated from operating activities to meet this Clean-down Requirement.

           During the nine months ended March 26, 1998, net cash used in operating activities was $35.8 million primarily as a result of operating losses and increases in inventory in advance of the peak fourth quarter selling season. During the nine months ended March 27, 1997, net cash used in operating activities was $15.3 million primarily as a result of increases in inventory in advance of the peak fourth quarter selling season plus increases in accounts receivable due primarily to higher sales in the month of March. Net cash used in investing activities during the nine months ended March 26, 1998 and March 27, 1997 was $51.8 million and $53.1 million, respectively. The Company used cash to acquire six businesses during the nine months ended March 26, 1998 and six businesses during the nine months ended March 27, 1997. Additionally, the Company spent $11.2 million and $4.6 million on capital expenditures during the nine months ended March 26, 1998 and March 27, 1997, respectively. The Company anticipates that it will spend a total of $11.6 million during the year ended June 30, 1998, of which approximately $8.0 million is expected to be used for expansion capital expenditures. Expansion capital expenditures represent expenditures for capital which increases the Company's productive capabilities and typically includes grading of new land, purchasing and building new greenhouses and related improvements, such as the installation of ventilation and irrigation systems.

           The Company believes that the cash generated from operations and available borrowings under the New Loan Agreement, will be sufficient to finance working capital, capital expenditures and planned acquisitions for at least the next 12 months.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       The Company is from time to time involved in litigation arising in the ordinary course of its business. None of the pending litigation, in the opinion of the Company, is likely to have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       No changes in securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       At March 26, 1998, the Company was in default of certain of its financial covenants under its loan agreement with Credit Agricole Indosuez and a syndicate of banks and was therefore in default under section 8.03(a) of the agreement. The Company, however, has subsequently received a waiver of such default and the financial covenants were amended through March 31, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.  OTHER INFORMATION

       None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBIT     DESCRIPTION OF DOCUMENT


                 3.1 Amended and Restated Certificate of Incorporation of the Registrant.**

                 3.2       Amended and Restated Bylaws of the Registrant.*

                 3.3       Certificate of Designation of the Series A Preferred
                           Stock.**

                 4.1       Form of Preferred Stock certificate.*

                 4.2       Indenture (including form of Note).**

                 4.3       Warrant Agreement (including form of Warrant).**

                 10.1 Second Amended and Restated Credit Agreement dated as of December 24, 1997.**

                 10.2 First Amendment and Waiver to Second Amended and Restated Credit Agreement dated December 24, 1997.

                 11.1      Computation of Earnings Per Share.

                 27.1      Financial Data Schedule.

                 ---------------------------------------------------------------

                 *         Filed with the Company's Registration Statement, No.
                           333-37335, filed with the Securities and Exchange Commission ("SEC") and incorporated herein by reference.

                 ** Filed with the Company's quarterly report on form 10-Q for the quarter ended January 22, 1998 with the SEC and incorporated herein by reference.


         (b)   REPORTS ON FORM 8-K.

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COLOR SPOT NURSERIES, INC.



Dated: May 11, 1998
                                       By: /s/  Michael F. Vukelich
                                           -------------------------------------
                                       Chairman of the Board and Chief
                                       Executive Officer


                                       By: /s/ Paul Yeager
                                           -------------------------------------
                                       Executive Vice President and Chief
                                       Financial Officer

                                  EXHIBIT INDEX


EXHIBIT      DESCRIPTION OF DOCUMENT


   3.1       Amended and Restated Certificate of Incorporation of the
             Registrant.**

   3.2       Amended and Restated Bylaws of the Registrant.*

   3.3       Certificate of Designation of the Series A Preferred Stock.**

   4.1       Form of Preferred Stock certificate.*

   4.2       Indenture (including form of Note).**

   4.3       Warrant Agreement (including form of Warrant).**

   10.1 Second Amended and Restated Credit Agreement dated as of December 24, 1997.**

   10.2 First Amendment and Waiver to Second Amended and Restated Credit Agreement dated December 24, 1997.

   11.1      Computation of Earnings Per Share.

   27.1      Financial Data Schedule.

   -----------------------------------------------------------------------------

   * Filed with the Company's Registration Statement, No. 333-37335, filed with the Securities and Exchange Commission ("SEC") and incorporated herein by reference.

   ** Filed with the Company's quarterly report on form 10-Q for the quarter ended January 22, 1998 with the SEC and incorporated herein by reference.