Form 10-K
period 1998-06-30
COLOR SPOT NURSERIES INC
filed 1998-10-15
CIK 1015399

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                -------------

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the fiscal year ended             June 30, 1998
                                  -------------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________ to ___________________

                        Commission file number 000-23483
                                               ---------

                           COLOR SPOT NURSERIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      68-0363266
-------------------------------------------         ----------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

           3478 BUSKIRK AVENUE
         PLEASANT HILL, CALIFORNIA                           94523
-------------------------------------------         ----------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (925) 934-4443
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class         Name of Each Exchange on Which Registered
     ------------------------------    -----------------------------------------
                  None                                  None

Securities registered pursuant to Section 12(g) of the Act:

                     13% Series A Cumulative Preferred Stock
   -------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.       Yes        No   X
                                                    ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not
contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's voting stock held as of September 1, 1998 by non-affiliates of the Registrant was $2,139,744. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 713,248 shares of voting stock are held by non affiliates. As of September 1, 1998, the Registrant had 6,725,350 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS UNDER THE CAPTIONS "ITEMS 1 AND 2. BUSINESS AND PROPERTIES," "ITEM 5., MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS," "ITEM 7., MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK," AND ELSEWHERE THROUGHOUT THIS ANNUAL REPORT ON FORM 10-K ("ANNUAL REPORT") OF COLOR SPOT NURSERIES, INC. (THE "COMPANY") WHICH ARE NOT HISTORICAL IN NATURE ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS DEAL WITH THE CURRENT INTENTIONS, BELIEFS AND EXPECTATIONS OF MANAGEMENT WITH RESPECT TO THE COMPANY'S BUSINESS AND ARE TYPICALLY IDENTIFIED BY PHRASES SUCH AS "THE COMPANY PLANS," "MANAGEMENT BELIEVES" AND OTHER PHRASES OF SIMILAR MEANING. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY OR THE INDUSTRY IN WHICH THE COMPANY COMPETES TO DIFFER, PERHAPS MATERIALLY, FROM ANTICIPATED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS:
THE COMPANY'S SUBSTANTIAL LEVERAGE AND DEBT SERVICE; RESTRICTIONS IMPOSED BY DEBT COVENANTS AND THE EFFECT OF A DEFAULT ON THE COMPANY'S OPERATIONS; THE ABILITY OF THE COMPANY TO DEVELOP AND ACQUIRE ADDITIONAL PRODUCTION FACILITIES AND THE SUCCESSFUL INTEGRATION OF SUCH FACILITIES INTO THE COMPANY'S NETWORK; THE EFFECT OF GROWTH ON THE COMPANY'S RESOURCES; THE AVAILABILITY OF SUITABLE NEW MARKETS AND SUITABLE LOCATIONS WITHIN SUCH MARKETS; CHANGES IN THE COMPANY'S OPERATING OR EXPANSION STRATEGY AND THE DEPENDENCE ON ACQUISITIONS FOR FUTURE GROWTH; FAILURE TO CONSUMMATE OR SUCCESSFULLY INTEGRATE PROPOSED DEVELOPMENTS OR ACQUISITIONS; THE UNCERTAINTY OF ADDITIONAL FINANCING TO FUND DESIRED GROWTH AND OTHER FUTURE CAPITAL NEEDS; WEATHER AND GENERAL AGRICULTURAL RISKS; SEASONALITY AND THE VARIABILITY OF QUARTERLY RESULTS; THE COMPANY'S DEPENDENCE ON MAJOR CUSTOMERS SUCH AS HOME DEPOT; REGULATORY CONSTRAINTS AND CHANGES IN LAWS OR REGULATIONS CONCERNING THE GARDENING INDUSTRY; LABOR LAWS AND CHANGES IN THE MINIMUM WAGE; THE COMPANY'S SHORT OPERATING HISTORY UNDER CURRENT MANAGEMENT; SENSITIVITY TO PRICE INCREASES OF CERTAIN RAW MATERIALS; THE COMPANY'S DEPENDENCE ON LEASED FACILITIES; COMPETITION; LACK OF A MARKET FOR THE COMPANY'S SECURITIES; PAYMENT OR NONPAYMENT OF DIVIDENDS AND CASH OUTLAYS FOR INCOME TAXES; RISKS ASSOCIATED WITH YEAR 2000 COMPLIANCE AND ESTIMATED COSTS ASSOCIATED WITH THE COMPANY'S AND ITS MAJOR CUSTOMERS' AND SUPPLIERS' COMPLIANCE EFFORTS; TRENDS IN THE GARDENING INDUSTRY, THE SPECIFIC MARKETS IN WHICH THE COMPANY'S PRODUCTION FACILITIES ARE LOCATED OR ARE PROPOSED TO BE LOCATED, AND THE GENERAL ECONOMY OF THE UNITED STATES; AND OTHER FACTORS AS MAY BE IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION OR IN THE COMPANY'S PRESS RELEASES.

     FOR A DISCUSSION OF THESE FACTORS AND OTHERS, PLEASE SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- CERTAIN BUSINESS FACTORS" OF THIS ANNUAL REPORT. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS MADE IN, OR INCORPORATED BY REFERENCE INTO, THIS ANNUAL REPORT OR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, ANY DOCUMENT OR STATEMENT REFERRING TO THIS ANNUAL REPORT OR THE COMPANY'S PRESS RELEASES.

                                       COLOR SPOT NURSERIES, INC.

                                           INDEX TO FORM 10-K

                                                                                                      PAGE
                                                                                                      ----
PART I ..................................................................................................1
       Items 1. and 2. Business and Properties ..........................................................1
       Item 3. Legal Proceedings ........................................................................9
       Item 4. Submission of Matters to a Vote of Security Holders ......................................9

PART II .................................................................................................9
       Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ...................9
       Item 6.  Selected Consolidated Financial Data ...................................................10
       Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..12
       Item 7A. Quantitative and Qualitative Disclosures About Market Risk .............................24
       Item 8.  Financial Statements and Supplementary Data ............................................24
       Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...24

PART III ...............................................................................................25
       Item 10. Directors and Executive Officers of the Registrant .....................................25
       Item 11. Executive Compensation .................................................................27
       Item 12. Security Ownership of Certain Beneficial Owners and Management .........................32
       Item 13. Certain Relationships and Related Transactions .........................................33

PART IV ................................................................................................33
       Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......................33

                          COLOR SPOT NURSERIES, INC.

                               ANNUAL REPORT ON

                                   FORM 10-K

                         FOR YEAR ENDED JUNE 30, 1998

                                    PART I

ITEMS 1.  AND  2.  BUSINESS AND PROPERTIES.

OVERVIEW

     Color Spot Nurseries, Inc. and its consolidated subsidiaries ("Color Spot" or the "Company") is one of the largest wholesale nurseries in the United States, based on revenue and greenhouse square footage. The Company provides a wide assortment of high quality plants as well as extensive merchandising services primarily to leading home centers and mass merchants, such as Home Depot, Home Base, Wal-Mart and Kmart. As of September 1, 1998, the Company distributes products to over 1,710 retail and 1,340 commercial customers, representing over 8,750 locations, primarily in the western and southwestern regions of the United States.

     The Company believes it is one of the few wholesale nurseries that has the scale and distribution capabilities necessary to provide large volumes of high quality product to its retail customers on a multi-regional basis. As of September 1, 1998, the Company produced over 2,000 varieties of live plants, including bedding plants, shrubs, flowering potted plants, ground cover and fresh cut Christmas trees. Through its sales force of approximately 300 sales merchandisers, Color Spot also provides its retail customers with a broad array of value-added services, such as in-store merchandising, product display and maintenance, promotional planning and product reordering. The Company believes that providing these services differentiates it from its competitors and helps to establish Color Spot as a preferred supplier in the industry. Color Spot operates 19 nursery production facilities located in California, Arizona, Texas, Oregon and Washington and Christmas tree growing fields in Oregon, Michigan, North Carolina and Tennessee.

HISTORY

     Color Spot America, Inc., a predecessor to the Company ("Color Spot America"), was founded in 1983 by Michael F. Vukelich, the Company's current Chief Executive Officer, and it grew to become one of the largest bedding plant producers in California. Following a change in control in 1991, Mr. Vukelich left the Company and new management was installed. Between 1992 and 1995, net sales and profitability of the business declined. In September 1995, an investor group including Mr. Vukelich formed the Company and acquired the business. With Mr. Vukelich as Chief Executive Officer, management implemented a number of strategic and operational programs designed to improve the Company's customer relationships and financial results. These initiatives included revamping the Company's merchandising programs, revising its pricing strategies, renewing its focus on operating efficiencies and restructuring its sales organization.

     RECENT ACQUISITIONS. In June 1996, Color Spot embarked on an aggressive acquisition strategy and completed 13 acquisitions between October 1996 and September 1997. The following table sets forth the increase in the number of production facilities in the last two fiscal years:

                                                               Fiscal Year
                                                               -----------
                                                            1997          1998
                                                            ----          ----
    Production facilities at beginning of the period......    6            13
    Production facilities acquired........................    7             6
                                                            ----          ----
    Production facilities at end of the period............   13            19
                                                            ----          ----
                                                            ----          ----

         1996 RECAPITALIZATION. In December 1996, the Company completed a recapitalization in which KCSN Acquisition Company, L.P. ("KCSN"), an affiliate of Kohlberg & Company LLC, a New York merchant banking firm ("Kohlberg"), acquired newly issued shares constituting a majority interest in the Company and in which the Company repurchased shares of Common Stock held by management and other shareholders (the "Recapitalization"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Certain Business Considerations" and "Item 13. Certain Relationships and Related Transactions."

         1997 OFFERINGS. In December 1997, the Company completed a public offering (the "1997 Units Offering") of 40,000 Units (the "Units") at $1,000 per Unit, with each Unit consisting of one share of 13% Series A Cumulative Preferred Stock (the "Series A Preferred Stock") and 20.625 Warrants (the "Warrants"), each representing the right to purchase one share of common stock, par value $0.001 per share (the "Common Stock") of the Company for a total of 825,000 warrants. Concurrently, the Company completed a public offering (the "1997 Notes Offering" and together with the 1997 Units Offering, the "1997 Offerings") of $100 million aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2007 (the "Notes"). The net proceeds of the Offering $133.5 million were used to repay debt.

INDUSTRY

     Gardening is one of the most popular leisure activities in the United States. According to the 1997-1998 National Gardening Survey conducted by the Gallup Organization, Inc., 67% of the approximately 102 million U.S. households participated in some form of gardening in 1997. The Company believes that the popularity of gardening is likely to increase in coming years. According to the National Gardening Survey, the demographic group that spends the most money per capita on gardening is individuals age 50 and older. This group will be the fastest growing demographic group through the year 2010, according to the U.S. Census.

     Nationwide, retail sales of live plants totaled approximately $19 billion in 1997. In recent years, the live plant market has demonstrated consistent growth. The Company also competes in the fresh cut Christmas tree market, a market that generated wholesale revenues nationwide of approximately $513 million in 1997. The Company's sales have historically been derived largely from the sale of bedding plants. The following table provides a breakdown of live plant retail sales in 1997:

                                                                                      RETAIL         % OF
                                                                                     SALES(1)       RETAIL
           CATEGORY                            TYPICAL PRODUCTS                   (IN BILLIONS)     SALES
           --------                            ----------------                   ------------      ------
  Evergreens and Shrubs       Pines and junipers                                      $7.6          39.5%
  Trees                       Outdoor fruit and nut trees, shade trees                 4.8          25.3
  Bedding Plants              Outdoor flowers and vegetables                           3.1          16.4
  Flowering Potted Plants     Indoor flowering plants, such as chrysanthemums,         2.2          11.5
                              poinsettias and African violets
  Foliage                     Indoor house plants                                      0.9           4.6
  Bulbs                       Flower bulbs                                             0.5           2.7
                                                                                  -------------------------
                                                                                     $19.1         100.0%
                                                                                  -------------------------
                                                                                  -------------------------

(1) Source: February/March 1998 Nursery Retailer Magazine.

     The live plant retail distribution channel has consolidated significantly over the last ten years, with sales shifting from local independent nurseries to large home centers and mass merchants, such as Home Depot, Home Base, Lowe's, Target, Wal-Mart and Kmart. Live plants are attractive product offerings for these retailers, as each dollar of live plant sales typically generates four dollars of gardening equipment and other complementary product sales, according to the National Gardening Survey. Moreover, the relatively low prices of most live plants encourage impulse buying by consumers and makes these products relatively resistant to economic downturns. Retail consolidation has altered the nature of the wholesale demand for live plants. Given the sophistication, size and geographic diversity of the national chains, retail customers prefer suppliers that can meet demanding delivery schedules, fulfill large volume requirements and provide a variety of value-added services.

     Despite this retail consolidation, the wholesale nursery industry is still highly fragmented, and is characterized by local, independent nurseries. In 1997, the ten largest and 100 largest of the over 10,000 wholesale nurseries in the United States accounted for approximately 8% and 22%, respectively, of total wholesale production, according to Nursery Business Magazine.

BUSINESS STRATEGY

     The Company's long term goals are to enhance its leadership position in the wholesale nursery industry in its established markets and to become the market share leader in targeted new regions nationwide. The Company's business strategy is designed to meet the increasing demands of retail customers and consumers, both of which are critical to the Company's success. The Company's business strategy includes the following key elements:

     OFFER BROAD SELECTION OF HIGH QUALITY PRODUCTS

     Color Spot provides retail customers and consumers with a broad selection of high quality live plants. Through frequent deliveries, careful pre-delivery screening and regular plant maintenance, Color Spot is able to provide consistently fresh and attractive products. As of September 1, 1998, the Company offered over 2,000 varieties of live plants, including bedding plants, shrubs, flowering potted plants, ground cover and fresh cut Christmas trees. In addition, the Company continually seeks to develop new products through proprietary retail product lines and creative, easy-to-use packaging. Color Spot believes it is one of the few wholesale nurseries that can consistently provide the large volumes of high quality products desired by home centers and mass merchants.

     PROVIDE SUPERIOR CUSTOMER SERVICE

     The Company believes that its value-added services differentiate it from its competitors and allow Color Spot to establish itself as a preferred supplier to high-volume retail customers. The Company services its retail customers through a salesforce of approximately 300 sales merchandisers, which the Company believes is the largest salesforce in the wholesale nursery industry. The Company's service philosophy encourages each of its sales merchandisers to effectively function as a garden center employee, working closely with retail store personnel to anticipate changing customer demands and to react to local growing conditions. Color Spot services include in-store merchandising, product display, plant maintenance, promotional planning and product reordering. The Company believes that due to the perishable nature of its products, these services are critical to maintaining attractive and fresh product displays and retail sales growth.

     CAPITALIZE ON LARGE-SCALE AND MULTI-REGIONAL CAPABILITIES

     Color Spot believes that home centers and mass merchants prefer to buy from large wholesale nurseries that can consistently deliver high quality products to a broad geographic area. Color Spot is the largest wholesale nursery in the United States and one of the few nurseries that has the scale and distribution capabilities to support home centers and mass merchants on a multi-regional basis. The Company's production facilities are located in diverse geographic regions to attempt to increase distribution efficiency, better serve customers and minimize the effects of adverse weather conditions.

     CONTINUE TO STRENGTHEN RELATIONSHIP WITH LARGE RETAIL CUSTOMERS

     The Company has long standing relationships with many leading home centers and other mass merchants in the United States. The Company believes it is the largest supplier of live plants for Home Depot, Home Base, Target, Wal-Mart and Kmart in the western United States. The Company is involved in its retail customers' sales and inventory planning processes, allowing Color Spot to plan its production capacity more effectively to meet its retail customers' demands. In addition, the Company works with a number of its high-volume retail customers to develop proprietary products, new packaging and sales and promotional programs.

GROWTH STRATEGY

     The Company's goal is to enhance its leadership position in the wholesale nursery industry. Color Spot's long-term growth strategy is to expand its presence in its existing markets and continue to enter new geographic markets through acquisitions. An important aspect of the Company's growth strategy is to increase its penetration in targeted markets thereby enabling the Company to better serve high-volume retail customers, enhancing its brand name recognition and increasing operating efficiencies. The Company's growth strategy includes three key elements.

     EXISTING AND NEW CUSTOMER GROWTH

     The Company plans to increase sales by growing with its existing high-volume retail customers and seeking new relationships with other high-volume retailers. The Company strives to increase the number of stores it serves for its existing retail customers both through serving (i) a larger percentage of its retail customers' stores and (ii) its retail customers' new stores as those retailers expand. In the last two fiscal years, the Company has serviced 490 new stores operated by its existing retail customers without giving effect to stores added through acquisitions. The Company also seeks to increase same store sales by gaining shelf space and improving sales productivity through merchandising programs and improved product offerings. In addition, Color Spot actively seeks relationships with new high-volume retail customers. In the last two fiscal years, the Company has added three new retail customers representing over 100 new stores.

     ACQUISITIONS

     Contingent upon improvements in its financial performance, the Company's long-term goal is to pursue new acquisitions which either allow the Company to establish a platform in a new geographic area or "fill-in" the Company's product line and production capacity in the Company's existing markets. Between October 1996 and September 1997, Color Spot has completed 13 acquisitions, adding 13 production facilities, over 1,800 growing acres of production capacity and over
8.4 million square feet of greenhouse space. The Company's acquisition strategy is designed to (i) increase its penetration of its existing markets, (ii) expand into targeted new geographical areas and (iii) add new product lines. The Company's strategy in entering new geographic areas is to make a strategic acquisition that can be used as a platform for future expansion in these new areas. In 1997, the Company made platform acquisitions in the Texas and Washington markets, and believes that it has opportunities to "fill-in" these markets. Over the near term, the Company does not anticipate pursuing additional acquisitions but rather intends to focus on integrating acquired businesses into the Company's operations.

     PRODUCT LINE EXPANSION

     The Company actively seeks new product opportunities, through both acquisitions and internal development. By offering a greater variety of products, the Company believes its retail customers are able to reduce their number of live plant suppliers. Since June 30, 1996, the Company has expanded its product line into new areas of the wholesale nursery industry, including shrubs, flowering potted plants and ground cover. In 1997, the Company also expanded into the fresh cut Christmas tree business in order to utilize available sales and distribution capacity during the winter months.

ACQUISITION STRUCTURE

     Contingent upon improvements in its financial performance, the Company's long-term goal is to pursue new acquisitions which either allow the Company to establish a platform in a new geographic area or "fill-in" the Company's product line and production capacity in the Company's existing markets. In 1997, the Company completed two platform acquisitions, one in Texas and one in Washington. Following the Texas acquisition, the Company consummated three fill-in acquisitions in Texas. The Company also completed three fill-in acquisitions in California during this period. In addition, the Company entered into the fresh cut Christmas tree business through the acquisition of two Christmas tree companies in 1997. The following table summarizes the Company's 13 acquisitions since October 1996.

                               Primary
   Company                     Location         Date               Product Line
   --------------------------------------------------------------------------------------------
   NAB Nurseries               Arizona          October 1996       Bedding Plants, Foliage
   B&C Growers                 S. California    October 1996       Bedding Plants, Ground Cover
   Sunrise Growers             S. California    November 1996      Bedding Plants
   Sunnyside Plants            N. California    January 1997       Flowering Potted Plants
   Lone Star Growers Co.       Texas            February 1997      Shrubs and Bedding Plants
   Signature Trees             Oregon           March 1997         Christmas Trees
   Hi-C Nursery                N. California    April 1997         Bedding Plants
   Plants, Inc.                Texas            July 1997          Bedding Plants
   Peters' Wholesale
     Greenhouses, Inc.         Texas            July 1997          Bedding Plants
   Wolfe Greenhouses, LLC      Texas            July 1997          Flowering Potted Plants
   Cracon, Inc.                Michigan         August 1997        Christmas Trees
   Summersun Greenhouse Co.    Washington       August 1997        Bedding Plants
   Oda Nursery, Inc.           S. California    September 1997     Shrubs

     Prior to consummating an acquisition, the Company conducts extensive due diligence on the targeted company, including legal, environmental, business and accounting reviews by senior management, the Company's independent auditors, and outside legal counsel and consultants. The Company typically finances acquisitions through a combination of cash, promissory notes and, in certain cases, Company stock. The Company normally obtains non-compete and confidentiality agreements from selling owners and may enter into employment or consulting agreements with key personnel of the seller. The majority of the Company's recent acquisitions have been consummated in less than 90 days from the date a letter of intent is executed. There can be no assurance, however, that the Company will be able to identify and acquire desirable nursery businesses on terms favorable to the Company or in a timely manner in the future. Over the near term, the Company does not anticipate pursuing additional acquisitions but rather intends to focus on integrating acquired businesses into the Company's operations.

INTEGRATION OF ACQUIRED FACILITIES

     The Company seeks to increase the sales and profitability of acquired companies by implementing Color Spot's sales and merchandising programs and by improving operating efficiencies of the acquired business. Integration of a platform acquisition is more difficult because it usually involves creating a new division to be managed by employees of the acquired company. The Company centralizes many of the acquired Company's functions, including purchasing, insurance and benefits, and sales and marketing programs. Integration of a fill-in acquisition generally involves a fundamental change in the operations of the acquired company. The Company may consolidate distribution and production operations to maximize operating efficiencies. Where market conditions dictate, an acquired company may use both its historical name and the Company's name during a transition period in order to minimize customer disruption. Although the Company has initiated policies to make acquired production facilities more efficient, there is no assurance that the Company will be successful in its efforts. See "Item 7. Management's Discussion and Analysis of Financial Discussion and Results of Operation."

PROPERTIES AND FACILITIES

     As of September 1, 1998, Color Spot operates 19 production facilities in five states. Each production facility consists primarily of growing fields, greenhouses, warehouse space and distribution areas. The Company leases the majority of its facilities and believes that most of its leases can be extended on acceptable terms. The profile of the Company's production facilities is as follows:

                                                       TOTAL     TOTAL GREENHOUSE
   LOCATION                                           ACREAGE     SQUARE FOOTAGE       OWNED/LEASED
  --------------------------------------------------------------------------------------------------
   WESTERN:
   Carson, CA                                           68             450,000            Leased
   Chino, CA                                            41             395,000            Leased
   El Cajon, CA  (1)                                    43             410,000         Owned/Leased
   Fallbrook, CA  (2)                                   247          1,660,000         Owned/Leased
   Lodi, CA  (3)                                        102          1,073,000         Owned/Leased
   Richmond, CA  (4)                                    103            988,000            Leased
   Salinas, CA                                          160          1,600,000            Leased
   San Juan Capistrano, CA                              243            908,000            Leased
   Sunol, CA                                            57             480,000            Leased
   Watsonville, CA (5)                                  53             392,000            Leased
   Phoenix, AZ  (6)                                     56             670,000         Owned/Leased
   Mt. Vernon, WA                                       42             425,000            Leased
   Aurora, OR                                           32             278,000            Leased
                                                        --             -------
                                 Western Subtotal:     1,242         9,729,000

   SOUTHWESTERN:
   Harlingen, TX                                        172            210,000            Owned
   Huntsville, TX                                       52             442,000            Leased
   San Antonio, TX                                      587          1,771,000            Owned
   Waco, TX                                             99             675,000            Owned
   Waller, TX                                           60             160,000            Leased
   Walnut Springs, TX                                   195            693,000            Owned
                                                        ---            -------
                            Southwestern Subtotal:     1,165         3,951,000
                                                       -----         ---------
                       TOTAL:                          2,407        13,680,000

(1) The El Cajon facility is comprised of four parcels, one of which is owned and three of which are leased.
(2) The Fallbrook facility is comprised of five parcels, one of which is owned and four of which are leased.
(3) The Lodi facility is comprised of three parcels, one of which is owned and two of which are leased.
(4)  The Richmond facility is comprised of five leased parcels.
(5)  The Watsonville facility is comprised of three leased parcels.
(6) The Phoenix facility is comprised of two parcels, one of which is owned and one of which is leased.

     In addition to its production facilities, the Company also leases growing fields for Christmas trees in Oregon, Michigan, North Carolina, and Tennessee.

PRODUCTS

     The Company is committed to providing its retail customers and consumers with a broad selection of high quality live plant products. The Company's products include over 2,000 varieties of plants, including a wide selection of bedding plants, shrubs, flowering potted plants, ground cover and fresh cut Christmas trees. Most of the Company's products are sold under the Color Spot brand name, and include easy-to-read labels containing growing instructions and a color picture of a mature plant. The Company's products are sold in various containers and sizes, ranging from flats and paks containing numerous small plants to single containers containing one plant. The following is a summary of the Company's product lines:

                                                    % of Fiscal
   Product                                         1998 Net Sales     Typical Growing Time
  -----------------------------------------------------------------------------------------
   Bedding Plants                                            63%          6 to 9 weeks
   Flowering Potted Plants                                   12          8 to 14 weeks
   Shrubs                                                    15          10 to 16 weeks
   Ground Cover                                               4         10 to 14 months
   Christmas Trees                                            6           7 to 9 years
                                                            ----
                                                            100%

     Color Spot constantly strives for product innovations, such as new packaging and "premium" potted flowers. In addition, Color Spot works closely with its large retail customers to develop proprietary branded products.

CUSTOMERS

     During fiscal year 1998 the Company sold products to over 1,710 retail customers as well as to over 1,340 commercial customers, representing over 8,750 locations. In order to promote efficiency and improve profitability, the Company anticipates reducing low volume purchasers from its customer base. The majority of the Company's products are sold to large national retailers, and the Company has long standing relationships with many of these retail customers. Color Spot's retail customer base includes home centers, mass merchants, drug and grocery stores and independent nursery chains. Sales to national retail chains have increased significantly as these retail customers continue to gain market share. The following table sets forth a selected list of customers for each major category of retail customers:


   Home Centers                   Mass Merchants         Drug & Grocery Chains        Independent Nurseries
  ------------------------------------------------------------------------------------------------------------
   Home Depot                     Fred Meyer             Albertson's                  Cornelius Nurseries
   Home Base                      KMart                  H.E.B.                       Jenco Wholesale Nursery
   Builders Square                Target                 Kroger                       Navlets Nursery
   Lowe's                         Wal Mart               Rite Aid Drug Stores         Star Nursery
   Orchard Supply Hardware                               Safeway

     The Company believes that its ability to consistently provide high quality products and value-added services on a multi-regional basis provides significant competitive advantages in serving the retail channel. Color Spot products typically account for over half of the live plant sales in stores supplied by the Company. In each region, the Company's goal is to serve every store operated by each of its retail customers. In fiscal 1998, the Company's top eight retail customers accounted for approximately 71% of total net sales. Sales to Home Depot represented 35% of total net sales.

     The Company also serves commercial customers, such as landscapers, golf courses, office parks and hotels. Approximately 4.4% of the Company's fiscal 1998 net sales was derived from sales to commercial customers.

SALES AND SERVICES

     The Company offers a broad range of value-added services to help its retail customers maximize live plant sales and profitability. Color Spot believes that a well maintained product display increases sales volume and encourages impulse buying by consumers. The average shelf life for a majority of the Company's products is two to three weeks following delivery. Live plant products, like fresh produce in a supermarket, are unlikely to sell if they are not fresh and merchandised correctly. Due to the perishable nature of its products, the Company believes that the services it provides to its retail customers are critical to maintaining attractive and fresh product displays. The Company services its retail customers through a salesforce of approximately 300 sales merchandisers. Each sales merchandiser covers an average of ten to 12 stores, although sales merchandisers covering large volume stores may be assigned as few as one to three locations. Each sales merchandiser typically provides merchandising services to each of his/her stores four to seven times per week, which may include:

        -      design and layout of garden shop area

        -      design and construct display tables and end caps

        -      create and install point of purchase signage

        -      implement Color Spot promotional and marketing programs

        -      clean and maintain fresh product displays

        -      reorder, receive delivery of and restock merchandise

        -      secure and maintain prominent floor space

        -      assist consumers with product and planting information.

     The Company believes that its sales merchandisers can provide many of these services more effectively than the retail customers themselves because these sales merchandisers have extensive knowledge of, and focus exclusively on, live plants. Furthermore, the Company's sales merchandisers receive ongoing training and are compensated on a commission basis as a percentage of net sales. Consumers often view Color Spot employees as employees of the retailer, and rely on Color Spot sales merchandisers to answer questions and give advice about selecting and planting live plants.

     In addition to providing merchandising services at the store level, Color Spot plays an important role in assisting retail customers with their sales and inventory planning. Typically, a Color Spot senior sales executive will meet periodically with its retail customer's senior representative to plan sales of the Company's products based on that retail customer's anticipated store growth and general product needs. In addition, Color Spot sales executives meet frequently with retail customers' regional and corporate buyers to more specifically plan seasonal product needs and sales forecasts and to incorporate Color Spot's promotional events and pricing strategies into their plans. At the store level, local Color Spot sales merchandisers work with in-store personnel to execute sales plans and continually monitor sales and inventory.

COMPETITION

     The wholesale nursery industry is highly competitive. Competition is based principally on product quality, breadth of product offerings, customer service and price. The Company believes it has differentiated itself from its competitors through the breadth of its product offerings, multi-regional capabilities and the value-added services it provides to retail customers. The wholesale nursery industry is highly fragmented with over 10,000 small and regional nurseries nationwide. In 1997, the ten largest and 100 largest wholesale nurseries in the United States accounted for approximately 8% and 22%, respectively, of total wholesale production. The Company currently competes directly with a large number of western and southwestern producers. On a multi-regional basis, the Company also competes with both Hines Nurseries primarily in bedding plants and shrubs and Monrovia Nursery Company primarily in shrubs. The fresh cut Christmas tree market is also highly fragmented and, on a regional basis, the Company competes in this market with Holiday Tree Farms and The Kirk Company.

EMPLOYEES

     As of August 1998, the Company had approximately 2,800 full-time employees. During the peak growing season, which runs from February through June, Color Spot employs a substantial number of seasonal employees, and total employment generally will grow to over 4,000 employees between February and June. All of the Company's seasonal employees are paid on an hourly basis. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relationship with its employees is good.

GOVERNMENT REGULATION

     Color Spot is subject to certain federal, state and local health, safety and environmental laws and regulations regarding the production, storage and transportation of certain of its products and the disposal of its waste. Certain of the Company's operations and activities, such as water runoff from its production facilities and the use of certain pesticides, are subject to regulation by the EPA and similar state and local agencies. These agencies may regulate or prohibit the use of such products, procedures or operations, thereby affecting the Company's operations and profitability. In addition, the Company must comply with a broad range of environmental laws and regulations. Additional or more stringent environmental laws and regulations may be enacted in the future and such changes could have a material adverse effect on the Company. The Company uses reclamation water as one of the sources of water supply for a few of its production facilities. The use and pricing of reclamation water, including availability of subsidized water rates, is governed by federal reclamation laws and regulations. Changes in the law could have a material adverse effect on the Company.

TRADEMARKS AND TRADE NAMES

     The Company is the registered owner of the COLOR SPOT-Registered Trademark- trademark in the United States. A majority of the Company's products are sold under this trademark. The Company does not have any other registered trademarks.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company and its subsidiaries are from time to time subject to various legal proceedings incidental to its business. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position or results of operations, taken as a whole.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK

     There is no established trading market for the Company's Common Stock. At September 1, 1998, the number of holders of record of the Common Stock was approximately 43.

     The Company has not declared or paid dividends on its Common Stock since its formation. The Company plans to retain earnings to finance future growth and does not anticipate paying dividends on its Common Stock or any class of capital stock in the foreseeable future. The Company's credit facilities and corollary agreements associated with the 1997 Offerings prohibit the payment of cash dividends on Common Stock without the lender's consent. Any future credit facilities are also likely to prohibit the payment of dividends. Future declaration or payment of dividends, if any, will be at the sole discretion of the Board of Directors and will depend on the Company's then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources and -- Certain Business Considerations."

WARRANTS

     As part of the 1997 Offerings, the Company issued 825,000 Warrants to purchase Common Stock at $.01 per share, subject to certain adjustments. None of the Warrants has been exercised. The Warrants are exercisable prior to 5:00 p.m., New York City time, on December 15, 2008 (the "Expiration Date").
In the absence of an exercise, the Warrants will be automatically deemed to have been exercised immediately prior to 5:00 p.m. on the Expiration Date on a cash-less basis. Although the issuance of the Warrants was registered under the Securities Act of 1933, as amended (the "Securities Act"), there is no established trading market for the Warrants.

PREFERRED STOCK

     As part of the 1997 Offerings, the Company issued 40,000 shares of Series A Preferred Stock in December of 1997. Although the issuance of Series A Preferred Stock was registered under the Securities Act, there is no established trading market for the Series A Preferred Stock. Through 2002, 13% dividends on the Series A Preferred Stock are expected to be paid in additional shares of Series A Preferred Stock. In addition, the Company's credit facilities and corollary agreements associated with the 1997 Offerings restrict the payment of cash dividends on the Series A Preferred Stock. Future declaration or payment of dividends, if any, will be at the discretion of the Board of Directors and will depend on the Company's then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources" and "-- Certain Business Considerations."

RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended June 30, 1998, the Company issued Common Stock as set forth below:


              RECIPIENT             NUMBER OF SHARES       DATE       AMOUNT PAID
              ---------             ----------------       ----       -----------
   Clay Murphy                              6,273        07/31/97       100,000
   Fletcher Murphy                         15,682        07/31/97       250,000
   Craig Steinhart                          6,900        08/05/97       110,000
   Conrad Steinhart                         6,900        08/05/97       110,000
   Jody Wilkes                              3,450        08/05/97        55,000

-----------------

     These issuances were made in connection with an acquisition (valued at $15.94 per share) in a private transaction not invloving any public offering in reliance on Section 4(2) of the Securities Act.

     In fiscal 1998, the Company issued stock options to purchase 262,300 shares of Common Stock under the 1997 Stock Option Plan, with a weighted average exercise price of $10.00 per share. The options were issued in reliance upon Rule 701, the exemption from registration provided for transactions pursuant to compensatory benefit plans.

ITEM  6.   SELECTED CONSOLIDATED FINANCIAL DATA.

     The Company commenced operations on September 8, 1995 through the purchase of certain assets of its predecessor in a transaction accounted for under the purchase method of accounting. The Company's predecessor commenced operations on March 1, 1993 through the purchase of certain assets in a transaction accounted for under the purchase method of accounting. On December 31, 1996, KCSN acquired control of the Company through a series of stock transactions accounted for as a recapitalization. As a result of the Recapitalization and several acquisitions made by the Company, the financial information presented below is not comparable in certain respects.

     The financial information of the Company presented below as of June 30, 1998, 1997 and 1996 and for the fiscal year ended June 30, 1998 and 1997 and for the period from September 8, 1995 through June 30, 1996 is derived from the audited financial statements of the Company appearing elsewhere in this Form 10-K. The financial information of the Company's predecessor as of September 8, 1995 and December 31, 1994 and for the period from January 1, 1995 through September 8, 1995 and the year ended December 31, 1994, is derived from the audited financial statements of the Company's predecessor. The financial information as of December 31, 1993 and for the period from February 28, 1993 through December 31, 1993 is derived from the underlying records of the Company's predecessor, which in the opinion of management, contains all adjustments (including those of a normal recurring nature) necessary to present fairly the financial position and results of operations of the Company's predecessor as of and for the periods presented.

                                                             THE COMPANY                                PREDECESSOR
                                             -----------------------------------------------------------------------------------
                                                                             9/8/95         1/1/95                       2/28/93
                                             YEAR ENDED     YEAR ENDED       THROUGH        THROUGH     YEAR ENDED      THROUGH
                                             6/30/98(3)     6/30/97(2)      6/30/96(1)      9/8/95       12/31/94       12/31/93
                                             -----------------------------------------    --------------------------------------
STATEMENT OF OPERATIONS DATA:
  Net sales ...............................   $187,731       $113,400       $51,995       $ 28,991       439,411       438,650
  Gross profit ............................     51,517         49,374        24,310         11,491        14,995        12,863
  Sales, marketing and delivery expenses...     50,033         31,168        15,495         10,488        13,459        11,879
  General and administrative expenses .....     13,338          7,300         2,886          3,659         3,986         3,370
  Amortization of intangible assets .......      2,308            990            94            291           424           423
  Income (loss) from operations ...........    (16,562)         9,916         5,835         (2,947)       (2,874)       (2,809)
  Interest expense ........................     13,405          4,179           687          2,576         3,170         2,182
  Other expense (income), net .............       (285)          (148)           91            (38)          (97)          (83)
  Income tax provision (benefit) ..........    (10,514)         2,830         2,269
  Income before extraordinary gain (loss)..    (19,168)         3,055         2,788         (5,485)       (5,947)       (4,908)
  Extraordinary gain (loss) ...............     (2,792)          (215)
                                             ----------      ---------      --------      ---------     ---------    ----------
  Net income (loss) .......................   $(21,960)      $  2,840       $ 2,788       $ (5,485)     $ (5,947)    $  (4,908)
                                             ----------      ---------      --------      ---------     ---------    ----------
                                             ----------      ---------      --------      ---------     ---------    ----------
  Per share amounts (4)
    Income (loss) before extraordinary
    loss-basic ............................   $  (3.25)      $   0.49       $  0.50
                                             ----------      ---------      --------
                                             ----------      ---------      --------
    Income (loss) before extraordinary
    loss-basic diluted ....................   $  (3.25)      $   0.45          0.50
                                             ----------      ---------      --------
                                             ----------      ---------      --------
  Dividends per share .....................                      0.22
OPERATING DATA:
  EBITDA(5) ...............................   $(10,585)      $ 13,357       $ 6,433       $ (2,022)     $ (1,619)
  Cash flows from operating activities ....    (25,865)        (4,093)       (3,485)        (5,220)       (2,720)
  Cash flows from investing activities ....    (54,047)       (58,234)       (9,660)          (260)         (609)
  Cash flows from financing activities ....     79,394         64,388        13,846          5,587         3,715
  Depreciation and amortization ...........      5,977          3,441           598            925         1,255     $     956
  Capital expenditures ....................     13,508          6,181         1,529            260           668         1,148
  Ratio of earnings to fixed charges (6) ..                      2.10          4.68
  Number of production facilities (7) .....         19             13             6              6             6             6
 BALANCE SHEET DATA (END OF PERIOD):
  Working capital .........................   $ 26,809       $ 14,161       $ 6,136       $(29,722)     $(21,435)    $   4,022
  Total assets ............................    210,350        133,417        33,219         22,695        24,554        25,874
  Long term debt, excluding
    current portion .......................    135,044         83,408         6,785          1,430         4,249         5,785
  Stockholders' equity (deficit) ..........     (7,491)         4,075        12,535        (16,090)      (10,605)       (4,658)

--------------------

(1)  Includes the financial results of Barcelo's Plant Growers from March 1996.

(2) Includes the financial results of NAB Nursery and B&C Growers from October 1996, Sunrise Growers from November 1996, Sunnyside Plants from January 1997, Lone Star Growers Co. from February 1997, Signature Trees from March 1997 and Hi-C Nursery from April 1997.

(3) Includes the financial results of Plants, Inc., Peters' Wholesale Greenhouses, Inc. and Wolfe Greenhouses, LLC from July 1997, Cracon, Inc. and Summersun Greenhouse Co. from August 1997 and Oda Nursery, Inc. from September 1997.

(4) Per share amounts exclude extraordinary loss which would decrease the basic diluted share amounts by $0.03 and $0.40 for the year ended June 30, 1997 and 1998, respectively.

(5) EBITDA represents income before interest expense, depreciation and amortization expense, the provision for income taxes, other (income) expense and extraordinary items. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Other companies may define EBITDA differently, and as a result, those measures may not be comparable to the Company's EBITDA. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." EBITDA for the year ended June 30, 1998 includes $2,400,000 of non-recurring charges.

(6) For purposes of computing a ratio of earnings to fixed charges, "earnings" consist of income (loss) before provision for income taxes plus fixed charges. "Fixed charges" consist of interest on all indebtedness amortization of deferred debt financing costs and one third of rental expenses (the portion deemed representative of the interest factor). Earnings were insufficient to cover fixed charges by $4,908,000, $5,947,000, $5,485,000, and $29,682,000 for the period from February 28,
     1993 through December 31, 1993, the year ended December 31, 1994, the period from January 1, 1995 through September 8, 1995, and the year ended June 30, 1998, respectively.

(7) Facilities include owned and leased properties as of the end of each period, excluding Christmas tree fields.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes thereto of the Company included elsewhere in this Annual Report. This Annual Report contains forward-looking statements. Discussions containing such forwardlooking statements may be found in the material set forth below and under Items 1 and 2. "Business and Properties," as well as in this Annual Report generally. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in this Item 7 under the heading "Certain Business Considerations."

OVERVIEW

     The Company is one of the largest wholesale nurseries in the United States, based on revenue and greenhouse square footage. The Company sells a wide assortment of high quality bedding plants, shrubs, flowering potted plants, ground cover and Christmas trees as well as provides extensive merchandising services primarily to leading home centers and mass merchants. The Company has grown rapidly, primarily through acquisitions completed prior to September 1997, generating net sales of $187.7 million in fiscal 1998, as compared to $113.4 million in fiscal 1997. The percentage distribution of net sales in fiscal 1998 and fiscal 1997 by major product category was as follows:

                                             Year Ended June 30,
                                             1998          1997
                                             -------------------
           Bedding Plants                     63%           67%
           Flowering Potted Plants            12%           12%
           Shrubs                             15%           13%
           Ground Cover                        4%            2%
           Christmas Trees                     6%            6%

     The Company commenced operations on September 8, 1995 through the purchase of certain assets of its predecessor. Management of the Company immediately implemented a number of strategic and operational programs designed to improve the Company's customer relationships and financial results. These initiatives included revamping the Company's merchandising programs, decentralizing its operations, revising its pricing strategies, renewing its focus on operating efficiencies and restructuring its sales organization.

     After these strategic initiatives began to positively impact the Company's operating results, Color Spot embarked on an aggressive acquisition strategy. Between October 1996 and September 1997 the Company completed 13 acquisitions, seven of which occurred in fiscal 1997 and six of which occurred in fiscal 1998. These acquisitions resulted in the Company's expansion into several states, including Texas, Washington, Oregon and Michigan, and the Company's entry into the fresh cut Christmas tree business. The Company paid for these acquisitions through a combination of cash, promissory notes and common stock.

     The Company recognized an operating loss of $16.6 million during fiscal 1998 primarily due to the effects of the severe weather conditions associated with the weather phenomena known as "El Nino", overproduction in the Company's western division, acquisition integration difficulties, and certain nonrecurring charges. Sales of the Company's products are highly dependent upon general weather conditions and cold and wet weather, particularly on weekends, tends to curtail gardening activities and results in a reduction in demand for the Company's products. As a result of "El Nino", seasonal rainfall amounts in the Company's key selling regions ranged from 150 to 200% of normal levels. The severity of the weather particularly in the Company's western division from January through April was greater than the Company's expectations which resulted in high levels of product shrinkage and returns. Also, the Company increased production in anticipation that sales in May and June would be higher than normal due to promotional sales programs with its key customers and a delay in the start of the peak gardening season. Sales in May and June 1998 fell significantly short of expectations for the Company's western division resulting again in high levels of shrinkage and returns. The severe impact of weather and overproduction was isolated in the Company's western division which primarily sells bedding products that have shorter growing periods and shelf lives and consequently are more subject to weather related production and selling risks. In addition, during fiscal 1998, the Company incurred a $4.3 million non-cash pre-tax extraordinary charge related to the write off of deferred financing fees, a $2.0 million pre tax charge related to the termination of an annual management fee, and a $0.4 million pre-tax charge related to the payment of bonuses to certain members of management.

     The Company is examining and addressing the factors contributing to the earnings shortfall in fiscal 1998. The Company has implemented several steps to improve its operating results, including hiring new executives to bolster the current management team, operating with a more conservative sales and production plan, and adjusting its production process to attempt to better match supply and demand while maintaining high quality customer service. Over the near term, the Company does not anticipate pursuing additional acquisitions but rather intends to focus on integrating acquired businesses into the Company's operations.

     Color Spot's designation as an agricultural company provides favorable tax treatment for a majority of its operations. While the Company's financial statements include tax expense, the Company has historically not paid income taxes. Agricultural companies are permitted to calculate taxable income on a cash basis. As a result of the Company's growth, this treatment has enabled the Company to generate significant net operating losses since its inception and accumulate a large net operating loss carryforward. The Company's effective tax rate was 35.4% in fiscal 1998 and 48.0% in fiscal 1997 which was higher than the U.S. statutory rate of 34% due to state tax provisions and other California tax limitations on the use of net operating loss carryforwards. As of June 30, 1998, the Company had a net operating loss carryforward of approximately $63.5 million for federal income tax purposes and $24.4 million for state income tax purposes.

     The Company's business is highly seasonal and the Company has historically reported operating losses in its first and second fiscal quarters. The Company has recently sought to reduce the effects of seasonality with sales that are counter seasonal to its historic products with the acquisition of Christmas tree operations; however, the Company believes it will continue to report operating losses during the first half of its fiscal year.

     On December 31, 1996, KCSN acquired control of the Company through a series of stock transactions accounted for as a recapitalization. As a result of these changes in ownership, the differing fiscal periods, and the seasonality of the business, the results of operations presented herein are not comparable in certain respects.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain consolidated income statement items as a percentage of net sales:

                                                   Fiscal Year    Fiscal Year      9/8/95
                                                      ended          ended         through
                                                     6/30/98        6/30/97       06/30/96
                                                   ----------------------------------------
     Net sales                                       100.0%         100.0%         100.0%
     Cost of sales                                    72.6           56.5           53.2
                                                   ----------------------------------------
     Gross profit                                     27.4           43.5           46.8
     Sales, marketing and delivery expenses           26.7           27.5           29.8
     General and administrative expenses               7.1            6.4            5.6
     Amortization of intangible assets                 1.2            0.9            0.2
     Termination of management fee and other           1.3            0.0            0.0
                                                   ----------------------------------------
     Income (loss) from operations                    (8.8)           8.7           11.2

     Interest expense                                  7.1            3.7            1.3
     Other expense (income), net                      (0.2)          (0.1)           0.2
                                                   ----------------------------------------
     Income (loss) before income tax provision
       and extraordinary loss                        (15.7)           5.2            9.7
     Income tax provision                              5.6            2.5            4.4
                                                   ----------------------------------------
     Income (loss) before extraordinary loss         (10.1)           2.7            5.3
     Extraordinary loss                                1.5            0.2            0.0
                                                   ----------------------------------------
     Net Income (loss)                               (11.6)%          2.5%           5.3%
                                                   ----------------------------------------

FISCAL YEAR ENDED JUNE 30, 1998 ("FISCAL 1998") AS COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997 ("FISCAL 1997")

     NET SALES. Net sales increased $74.3 million, or 65.5%, to $187.7 million in fiscal 1998 from $113.4 million in fiscal 1997. This increase was primarily attributable to increased sales volume resulting from the acquisition of seven companies in fiscal 1997 and six companies in fiscal 1998.

     GROSS PROFIT. Gross profit increased $2.1 million, or 4.3%, to $51.5 million in fiscal 1998 from $49.4 million in fiscal 1997. Gross profit as a percentage of net sales decreased to 27.4% in fiscal 1998 from 43.5% in fiscal 1997. The significant reduction in gross profit percentage was the result of higher production costs and high product shrinkage and return rates due to below planned sales. Gross profit percentage was adversely affected by the impact of over-production combined with the adverse weather conditions of "El Nino." Additionally, gross profit percentage declined due to higher production labor costs as a result of the statutory increase in the minimum wage and higher costs resulting from difficulties faced in fully integrating the operations of acquired companies. Finally, management believes that its return policy was applied too liberally, resulting in credits that were either issued prematurely or for traditionally non returnable items.

     OPERATING EXPENSES. Sales, marketing and delivery expenses increased $18.9 million, or 60.5%, to $50.0 million in fiscal 1998 from $31.2 million in fiscal 1997. As a percentage of net sales, sales, marketing and delivery expenses decreased to 26.7% in fiscal 1998 from 27.5% in fiscal 1997. This decrease as a percentage of net sales was primarily due to lower per unit distribution costs associated with newly acquired product lines. General and administrative expenses increased $6.0 million, or 82.7%, to $13.3 million in fiscal 1998 from $7.3 million in fiscal 1997. As a percentage of net sales, general and administrative expenses increased to 7.1% in fiscal 1998 from 6.4% in fiscal 1997. This increase is the result of additional general and administrative resources needed to support the Company's growth combined with certain operating inefficiencies as a result of difficulties in fully integrating the operations of acquired businesses. Amortization of intangible assets increased $1.3 million to $2.3 million in fiscal 1998 from $1.0 million in fiscal 1997 due to the Company's acquisitions in fiscal 1997 and fiscal 1998.

     INTEREST EXPENSE. Interest expense increased $9.2 million to $13.4 million in fiscal 1998 from $4.2 million in fiscal 1997. This increase resulted from increased levels of debt required to fund acquisitions, capital expenditures and operating losses.

     TAXES. The effective tax benefit decreased to a rate of 35.4% in fiscal 1998 from a provision rate of 48.0% in fiscal 1997, primarily as a result of the Company conducting more business outside of the State of California, where the Company has state tax limitations on the use of its net operating loss carryforwards.

FISCAL 1997 AS COMPARED TO THE PERIOD FROM SEPTEMBER 8, 1995 THROUGH JUNE 30, 1996 ("FISCAL 1996")

     NET SALES. Net sales increased $61.4 million, or 118.1%, to $113.4 million in fiscal 1997 from $52.0 million in fiscal 1996. This increase was primarily attributable to increased sales volume with existing customers, sales to new retailers, new product introductions, the acquisition of seven companies in fiscal 1997 and the fact that fiscal 1997 was 70 days longer than fiscal 1996. Net sales increased $56.7 million, or 100.0%, in fiscal 1997 over net sales for the 12 months ended June 30, 1996 for the Company and its predecessor.

     GROSS PROFIT. Gross profit increased $25.1 million, or 103.1%, to $49.4 million in fiscal 1997 from $24.3 million in fiscal 1996. Gross profit as a percentage of net sales decreased to 43.5% in fiscal 1997 from 46.8% in fiscal 1996. This decrease reflects the fact that fiscal 1997 was 70 days longer than fiscal 1996. The 70 days not included in fiscal 1996 include the months of July and August in which the Company has historically generated lower net sales and gross margins. The Company believes that gross margins for fiscal 1997 were comparable to the gross margins for the 12 month period ended June 30, 1996.

     OPERATING EXPENSES. Sales, marketing and delivery expenses increased $15.7 million, or 101.1%, to $31.2 million in fiscal 1997 from $15.5 million in fiscal 1996. As a percentage of net sales, sales, marketing and delivery expenses decreased to 27.5% in fiscal 1997 from 29.8% in fiscal 1996. This decrease as a percentage of net sales was primarily due to lower per unit distribution costs associated with newly acquired product lines. General and administrative expenses increased $4.4 million, or 152.9%, to $7.3 million in fiscal 1997 from $2.9 million in fiscal 1996. As a percentage of net sales, general and administrative expenses increased to 6.4% in fiscal 1997 from 5.6% in fiscal 1996. This increase is primarily attributable to the fact that fiscal 1997 was 70 days longer than fiscal 1996 and to increased costs relating to supporting the Company's growth, including an increase in corporate personnel. Amortization of intangible assets increased $0.9 million to $1.0 million in fiscal 1997 from $0.1 million in fiscal 1996 primarily as a result of the Company's acquisitions in fiscal 1997.

     INTEREST EXPENSE. Interest expense increased $3.5 million to $4.2 million in fiscal 1997 from $0.7 million in fiscal 1996. This increase resulted primarily from increased borrowings made to fund acquisitions and to effect the recapitalization on December 31, 1996.

     TAXES. The effective tax rate increased to 48.0% in fiscal 1997 from 44.8% in fiscal 1996, primarily as a result of a greater impact of the state tax limitations on the use of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash needs are primarily to fund seasonal working capital requirements, capital expenditures and acquisitions. For fiscal 1998, cash was also required to fund substantial operating losses. In December 1997, the Company raised approximately $133.5 million of net offering proceeds from the 1997 Offerings, all of which was used to repay outstanding debt. Simultaneously with the completion of the 1997 Offerings, the Company entered into a new senior credit facility (the "Indosuez Loan Agreement") with a number of banking institutions led by Credit Agricole Indosuez. For fiscal 1998, the Indosuez Loan Agreement served as the Company's primary source of operating capital.

     During fiscal 1998, fiscal 1997, and for the period from September 8, 1995 through June 30, 1996, net cash used in operations was $25.9 million, $4.1 million and $3.5 million, respectively. Net cash used to purchase businesses during fiscal 1998, fiscal 1997 and for the period from September 8, 1995 through June 30, 1996, was $40.5 million, $52.1 million and $9.0 million, respectively. The Company invested $13.5 million, $6.2 million and $1.5 million on capital expenditures in fiscal 1998, fiscal 1997 and for the period from September 8, 1995 through June 30, 1996, respectively. Approximately $8.3 million of the expenditures during fiscal 1998 were for expansion capital projects. Expansion capital projects increase the productive capabilities of the Company and typically include grading of new land, purchasing and building new greenhouses and related improvements, such as the installation of ventilation and irrigation systems.

     On December 31, 1996, in connection with the recapitalization (See Note 1 to Notes to Consolidated Financial Statements), the Company entered into a loan agreement with Credit Agricole Indosuez and a syndicate of banks. The Company borrowed $37.3 million under the loan agreement and purchased approximately 6.1 million shares of common stock for $37.1 million in cash and a note payable in the original principal amount of $7.1 million. In addition, the Company sold approximately 3.6 million shares of newly issued common stock for an aggregate purchase price of $22.3 million and repaid $14.1 million of indebtedness. The Company also declared a dividend of approximately $1.5 million to its stockholders immediately prior to the recapitalization.

     Following the recapitalization and during fiscal 1997, the Company sold an additional 1.7 million shares of common stock for an aggregate purchase price of $12.1 million. During fiscal 1996, the Company sold 6.7 million shares of common stock for an aggregate purchase price of $9.7 million.

     On December 24, 1997, the Company closed the 1997 Offerings, raising $133.5 million, net of fees and expenses from the sales of the Notes, the 13% Series A Preferred Stock and the Warrants which it used to repay existing indebtedness (See Notes 10 and 13 to Notes to Consolidated Financial Statements). Interest on the Notes is due semiannually on June 15 and December 15 commencing June 15, 1998. Dividends on the Series A Preferred Stock are payable quarterly in cash or shares of Series A Preferred Stock through December 15, 2002 on March 15, June 15, September 15 and December 15. On March 15, 1998, and June 15, 1998 the Company issued 1,153 shares and 1,351 shares, respectively of Series A Preferred Stock as payment of such dividends.

     Also on December 24, 1997, the Company entered into the Indosuez Loan Agreement, which provided an acquisition term loan facility of $75.0 million, a revolving credit facility of $40.0 million, and a supplemental line of $35.0 million which may be used either for acquisitions or working capital. Borrowings under the Indosuez Loan Agreement were secured by substantially all of the Company's assets. On June 30, 1998 the Company had borrowed $24.0 million under the Indosuez Loan Agreement and had not yet borrowed under the acquisition term loan facility or supplemental line. At June 30, 1998, the Company had $45.1 million of total remaining credit availability under the revolving credit facility and supplemental lines. At March 26, 1998, and June 30, 1998, the Company was in default of certain of its financial covenants but received a waiver of such non compliance for the March 1998 and June 1998 test periods. The financial covenants were also amended through March 31, 1999. Additionally, the Indosuez Loan Agreement required that the revolving line and the portion of the supplemental line used for working capital must be reduced below $15.0 million for a 30-day period between the months of July through September ("Clean down Requirement").

     On October 15, 1998, the Company entered into a Loan and Security Agreement with Fleet Capital Corporation, as agent (the "Fleet Loan Agreement"), and the Indosuez Loan Agreement was terminated and repaid in full. The Fleet Loan Agreement provides a $70,000,000 revolving credit facility, $55.0 million of which is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable and $15 million of which is available from November 1 through April 30 of each fiscal year. The Fleet Loan Agreement is secured by substantially all of the Color Spot's assets. Interest under the Fleet Loan Agreement accrues at a variable rate equal to the Base Rate (as defined) plus 1.00% or the LIBOR Rate (as defined) plus 3.00%. In addition, to the extent that Color Spot's borrowings exceed certain borrowing base limitations during the period from November 1 through April 30, the interest rates increase by an additional 0.50%. The interest rates may also increase by such amount 90 days following October 15, 1998 in the event that Color Spot fails to take certain specified actions with respect to the collateral securing the Fleet Loan Agreement. The Fleet Loan Agreement terminates on October 15, 2001.

YEAR 2000 COMPLIANCE PROGRAM

     YEAR 2000 PROBLEM

     The Year 2000 problem is the result of computer programs being written using two digits (rather that four) to define the applicable year. Any of the Company's programs that have time sensitive software or equipment that has time sensitive embedded components may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company also may be vulnerable to other companies' Year 2000 issues. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of any vendors' or customers' failure to become Year 2000 compliant on a timely basis. See " -- Certain Business Considerations -- Year 2000."

     STATE OF READINESS

     During fiscal 1998, Color Spot developed and began to implement a Year 2000 compliance plan to ensure that its business is not interrupted by the year 2000 problem. In its compliance plan, the Company identified seven basic operational areas that have been and will continue to be examined:

         -- financial systems, such as general ledger, accounts receivable and payable, inventory, order entry, sales force automation and purchasing

         -- computer hardware, including major hardware to operate the financial systems and related operating software

         -- operational and support systems, such as telephone equipment, greenhouse automation and watering systems

         --    secondary computer systems, including custom built software

         -- customers' compliance efforts, including identifying whether the Company's high volume customers are Year 2000 compliant

         -- suppliers' compliance efforts, including whether significant suppliers are Year 2000 compliant

         -- service vendors' compliance efforts, including identifying significant service venders and whether they are Year 2000 compliant.

     The Company has tested its primary financial systems and hardware and determined that they are Year 2000 compliant. The Company has determined that one of its divisional financial systems and certain of its operational and support systems and secondary systems are not Year 2000 compliant, but that the cost in making the necessary changes to ensure Year 2000 compliance will not be material. See " -- Cost of Compliance and Risks of Non-Compliance." With respect to its customers, the Company has contacted, or has been contacted by, its major customers and determined that such customers are Year 2000 compliant. The Company is in the process of contacting its major suppliers and service vendors regarding Year 2000 compliance and anticipates that its compliance plan will be completed by the end of calendar 1998 or early 1999.

     COST OF COMPLIANCE AND RISKS OF NON-COMPLIANCE

     Color Spot believes that the cost of ensuring Year 2000 compliance for its own financial systems, computer hardware, operational and support systems and secondary computer systems will be less than $50,000 ($20,000 of which was incurred in fiscal 1998). Such costs will be expensed as incurred. The Company continues to bear some risk, however, related to the Year 2000 issue and could be adversely affected if other entities affiliated with the

Company do not appropriately address their own Year 2000 compliance issues. Although the Company believes that its major customers are Year 2000 compliant, the Company is still in the process of reviewing the compliance programs of suppliers and service vendors. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of other companies' failure to become Year 2000 compliant on a timely basis. There can be no assurance that such other companies will achieve Year 2000 compliance or that any conversions by such companies to become Year 2000 compliant will be compatible with the Company's computer system. The inability of the Company or any of its principal vendors or customers to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operation.

     CONTINGENCY PLANS

     If the Company's suppliers and service vendors are not Year 2000 compliant, the Company may have to arrange for alternative sources of supply and stockpiling raw materials in the fall of 1999 in preparation for the Year 2000 growing season. Because most of the Company's raw material purchases are made prior to year end, the Company does not expect that its contingency plans will have an material effect on cash flows.

CERTAIN BUSINESS CONSIDERATIONS

     SUBSTANTIAL LEVERAGE AND DEBT SERVICE

     As of June 30, 1998, the Company has approximately $135.0 million of consolidated long term indebtedness and an accumulated deficit of $7.5 million. Simultaneously with the completion of the 1997 Offerings, the Company entered into the Indosuez Loan Agreement with a number of banking institutions, led by Credit Agricole Indosuez. As of June 30, 1998, the Company borrowed $24.0 million of the $150 million available to be borrowed under the Indosuez Loan Agreement. As of June 30, 1998, the Company was in default on the Indosuez Loan Agreement and its ability to borrow an additional $110 million under the Indosuez Loan Agreement was suspended indefinitely. Although the Company succeeded in refinancing the debt under the Indosuez Loan Agreement on October 15, 1998 with borrowings under the Fleet Loan Agreement, there can be no assurance that the Company will be able to generate sufficient cash flows and financial goals to comply with debt covenants in the future.

     The Company and its subsidiaries may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing its indebtedness and capital stock. Accordingly, the Company has significant debt service obligations. The Company's debt service obligations will have important consequences to holders of the Notes, the Series A Preferred Stock, the Common Stock and the Warrants, including the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for operations, acquisitions, future business opportunities and other purposes and increasing the Company's vulnerability to adverse general economic and industry conditions; (ii) the Company's leveraged position may increase its vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in the Fleet Loan Agreement, the Indenture and the Certificate of Designation for the Series A Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

     The Company's ability to make scheduled principal and interest payments or to refinance its indebtedness to pay dividends and make redemption payments on the Series A Preferred Stock and to pay dividends on the Common Stock depends on future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond its control. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, pay dividends, make redemption payments and fund necessary capital expenditures. See "--Liquidity and Capital Resources." If unable to do so, the Company may be required to refinance all or a portion of its existing debt, including the Notes, sell assets or obtain additional financing. There can be no assurance that any such refinancing or that any such sale of assets or additional financing would be possible on terms reasonably favorable to the Company, or at all. In addition, unforeseen problems, delays, expenses and difficulties as well as changes in economic and regulatory or competitive conditions may lead to cost increases that would make the Company's current cash flow and borrowings under the Fleet Loan Agreement insufficient to meet the Company's capital needs. See
" -- Future Capital Needs; Uncertainty of Additional Financing."

     RESTRICTIONS IMPOSED BY FLEET LOAN AGREEMENT AND EFFECT OF DEFAULT

     The Fleet Loan Agreement restricts, among other things, the Company's ability to incur additional indebtedness, incur liens, pay or declare dividends, enter into any transaction not in its usual course of business, guarantee or otherwise become in any way liable with respect to the obligations of another party or entity, merge or consolidate with another person or sell or transfer any collateral (except for the sale of inventory in the ordinary course of the Company's business). A breach of any of these covenants could result in a default under the Fleet Loan Agreement. Upon the occurrence of an Event of Default (as defined in the Fleet Loan Agreement), the lenders could elect to declare all amounts outstanding under the Fleet Loan Agreement, together with accrued interest, to be immediately due and payable. If the Company were unable to pay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the Fleet Loan Agreement indebtedness were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay the indebtedness in full and other indebtedness of the Company. Substantially all of the assets of the Company have been pledged as security under the Fleet Loan Agreement. The restrictions described above, in combination with the leveraged nature of the Company, may limit the Company's ability to obtain financing in the future or may otherwise restrict corporate activities.

     ENCUMBRANCES ON ASSETS TO SECURE THE FLEET LOAN AGREEMENT

     In addition to being subordinated to all existing and future Senior Debt of the Company, the Notes are not secured by any of the Company's assets. The Company's obligations under the Fleet Loan Agreement are secured by substantially all of the assets of the Company. If the Company becomes insolvent or is liquidated, or if payment under the Indosuez Loan Agreement is accelerated, the lenders under the Fleet Loan Agreement will be entitled to exercise the remedies available to a secured lender under applicable law.

     ABILITY TO INTEGRATE ACQUISITIONS

     There can be no assurance that the Company will be able to integrate its acquisitions or successfully implement its business model in a timely manner without substantial costs, delays or other problems. Once integrated and operating according to the Company's business model, these acquisitions may not achieve sales, profitability and productivity commensurate with the Company's historical operating results. In addition, there can be no assurance that the Company's management and financial controls, personnel, computer systems and other corporate support systems will be adequate to manage the increase in the size and scope of the Company's operations as a result of its acquisitions. Additionally, there can be no assurances that the acquired businesses will enhance the Company's business or financial performance.

     EFFECT OF GROWTH ON COMPANY RESOURCES

     The recent growth and expansion of the Company's business have placed a significant strain on the Company's management, operational and financial resources. Continued growth will require an increase in Company personnel who possess the training and experience necessary to operate the Company's facilities. There can be no assurance that the Company will be able to continue to attract, develop and retain the personnel necessary to pursue its growth strategy. Moreover, as the Company continues to grow, it will need to expand its production, warehouse and distribution facilities and may require additional facilities to support such growth. In addition, the Company's rapid growth may place significant pressure on its financial controls and inventory management systems. Any failure by the Company to manage its growth effectively could have a material adverse effect on the Company.

     DEPENDENCE ON ACQUISITIONS FOR FUTURE GROWTH

     Contingent upon improvement in its financial performance, the Company intends to pursue the acquisition of other companies. See "Business--Growth Strategy." Acquisitions involve a number of risks, including effects on the Company's reported operating results, the diversion of management's attention, the dependence on hiring, training and retaining key personnel and risks associated with unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on the Company. Historically, the Company has financed acquisitions by incurring additional debt and the issuance of Company stock. See "--Substantial Leverage and Debt Service." The Company completed one acquisition in fiscal 1996, seven acquisitions in fiscal 1997 and six acquisitions in fiscal 1998. The Company anticipates one or more potential acquisition opportunities, including those that would be material, may become available in the near future. No assurance can be given that an acquisition by the Company will occur, or, if an acquisition does occur, that it will not have a material adverse effect on the Company, that any such acquisition will be successful in enhancing the Company's business or that any such acquisition can be successfully integrated into the Company's business. See "--Future Capital Needs; Uncertainty of Additional Financing."

     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

     There can be no assurance that borrowings under the Fleet Loan Agreement and funds from operations will be sufficient to meet the Company's anticipated working capital, capital expenditure and acquisition financing requirements. The Company may need to raise additional funds through the issuance of public or private debt or equity securities in order to take advantage of unanticipated opportunities, including acquisitions of complementary businesses, or otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all.

     WEATHER; GENERAL AGRICULTURAL RISKS

     Inclement weather or production difficulties occurring at a time of peak production or sales (in the second half of the Company's fiscal year), particularly on weekends during the peak gardening season, could cause declines in net sales and operating income that could have a material adverse effect on the Company. In the event of severe weather conditions, the Company does not have sufficient facilities to preserve and protect all of its products. During fiscal 1998, the severe weather phenomenon known as "El Nino," materially and adversely impacted greatly reduced the demand for the Company's products. The Company intends to expand into new markets that typically have greater weather variability than the Company's historic markets. Failure by the Company to adequately manage this variability could have a material adverse effect on the Company. The Company's operations also may be materially affected by disease, pests or other natural hazards. Agricultural production is highly dependent upon the availability of water. The Company has not installed, and is not required to install, water reclamation systems at the majority of its production facilities. The loss of access to water at any of the Company's facilities would have a material adverse effect on the Company. Given the perishable nature of the Company's products, if sales do not materialize as expected, the Company could experience a significant decline in profitability.

     SEASONALITY; VARIABILITY OF QUARTERLY RESULTS AND CERTAIN CHARGES

     The Company's business is highly seasonal. In fiscal 1998, approximately 65.8% of net sales occurred in the second half of the fiscal year. The Company has historically reported operating losses in its first and second fiscal quarters, and the Company believes it will continue to report operating losses during the first half of its fiscal year. In fiscal 1998, the Company also reported an operating loss during the second half of the fiscal year. The Company has experienced and expects to continue to experience variability in net sales, operating income and net income on a quarterly basis. Factors that may contribute to this variability include: (i) weather conditions during peak growing and gardening seasons; (ii) shifts in demand for live plant products;
(iii) changes in product mix, service levels and pricing by the Company and its competitors; (iv) the effect of acquisitions; (v) the economic stability of the Company's retail customers; and (vi) the Company's relationship with each of its retail customers.

     CUSTOMER CONCENTRATION; DEPENDENCE ON HOME DEPOT

     The Company is highly dependent on the purchases of its top eight retail customers, which together accounted for 71% and 75% of the Company's net sales in fiscal 1998 and fiscal 1997, respectively. The Company's largest customer, Home Depot, accounted for approximately 35% and 39% of the Company's net sales in fiscal 1998 and fiscal 1997, respectively. The Company expects that a small number of customers will continue to account for a substantial portion of its net sales for the foreseeable future. The Company does not have long-term contracts with any of its retail customers, and there can be no assurance that they will continue to purchase the Company's products. The loss of or significant adverse change in, the relationship between the Company and Home Depot or any other major customer could have a material adverse effect on the Company. The loss of, or reduction in orders from, any significant retail customers, losses arising from retail customers' disputes regarding shipments, fees, merchandise condition or related matters, or the Company's inability to collect accounts receivable from any major retail customer could have a material adverse effect on the Company. In addition, there can be no assurance that revenue from customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any period.

     GOVERNMENTAL REGULATIONS; MINIMUM WAGE

     The Company is subject to certain federal, state and local health, safety and environmental laws and regulations regarding the production, storage and transportation of certain of its products and the disposal of its waste. Certain of the Company's operations and activities, such as water runoff from its production facilities and the use of certain pesticides, are subject to regulation by the United States Environmental Protection Agency (the "EPA") and similar state and local agencies. These agencies may regulate or prohibit the use of such products, procedures or operations, thereby affecting the Company's operations and profitability. In addition, the Company must comply with a broad range of environmental laws and regulations. Additional or more stringent environmental laws and regulations may be enacted in the future and such changes could have a material adverse effect on the Company. The Company uses reclamation water as one of the sources of water supply for a few of its production facilities. The use and pricing of reclamation water, including availability of subsidized water rates, is governed by federal reclamation laws and regulations. Changes in the law could have a material adverse effect on the Company.

     In addition, the Company is subject to the Fair Labor Standards Act as well as various federal, state and local regulations that govern such matters as minimum wage requirements, overtime and working conditions. A large number of the Company's employees are paid at or just above the federal minimum wage level and, accordingly, changes in laws, regulations or ordinances could have a material adverse effect on the Company by increasing the Company's costs.

     SHORT OPERATING HISTORY UNDER CURRENT MANAGEMENT

     Color Spot America, which was managed by certain of the Company's current management, was incorporated and commenced operations in 1983. Following a change of control in 1991, Mr. Vukelich left the Company and new management was installed. In September 1995, an investor group including Mr. Vukelich formed the Company and acquired business. See "Item 1. Business--Company History." In August 1998, Raju Boligala joined the Company as its President. Accordingly, the Company, under its current management team, has only a limited operating history upon which investors may evaluate its performance. There can be no assurance that the Company will be able to continue to achieve or sustain revenue growth or profitability.

     In addition, in fiscal 1998, the Company incurred a: (i) $4.3 million non-cash pre-tax extraordinary charge related to the write-off of deferred financing fees, (ii) a $2.0 million pre tax charge related to the termination of an annual management fee; and (iii) a $0.4 million pre-tax charge related to the payment of bonuses to certain members of management.

     Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results cannot be relied upon as indicators of future performance. In the event that the Company's operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Common Stock would likely be materially and adversely affected.

     SENSITIVITY TO PRICE INCREASES OF CERTAIN RAW MATERIALS

     The Company and its competitors are vulnerable to price increases for raw materials. For fiscal 1998, raw material costs accounted for approximately 26.9% of the Company's net sales. The Company does not have long-term contracts with the majority of its raw material suppliers. Increases in the cost of raw materials essential to the operations of the Company, including seed, plastic, chemicals and fertilizer, would increase the Company's costs of production. Significant increases in the price of petrochemicals or a scarcity of raw materials essential to plant propagation could have a material adverse effect on the Company. There can be no assurance that any such price increases can be passed on to the Company's customers in the form of higher prices for the Company's products.

     CONTROL BY SIGNIFICANT STOCKHOLDERS AND MANAGEMENT

     KCSN owns approximately 69.2% of the outstanding Common Stock (approximately 61.8% assuming exercise in full of the Warrants). In addition, officers and directors own approximately 17.5% of the outstanding Common Stock (approximately 15.6% assuming exercise in full of the Warrants). Heller Equity Capital Corporation ("Heller") is the holder of an 8.0% Subordinated Convertible Note (the "Heller Note"), which is convertible into approximately 5.4% of the outstanding Common Stock (approximately 4.9% assuming exercise in full of the Warrants). Heller also owns 2.6% of the outstanding Common Stock (approximately 2.3% assuming exercise in full of the Warrants). KCSN, Heller and the management stockholders are parties to a Stockholders Agreement (the "Stockholders Agreement"), which provides that the parties to the Stockholders Agreement shall (i) consent to any merger, consolidation or sale of all or substantially all of the Company's assets involving an independent third party and approved by a majority of KCSN's shares and (ii) vote their shares to elect Michael F. Vukelich, Jerry L. Halamuda, five KCSN designees and two independent designees reasonably acceptable to KCSN as directors of the Company. Subject to the terms of the Stockholders Agreement and the Certificate of Designation, KCSN is able to elect all of the Company's directors and can determine the outcome of corporate actions requiring stockholder approval, including adopting amendments to the Company's Certificate of Incorporation (as defined) and approving or disapproving mergers or sales of all or substantially all of the Company's assets. In addition, KCSN and certain of the management stockholders are parties to a put/call option agreement to effect the repurchase by the Company of shares of Common Stock held by the management stockholders.

     CHANGE OF CONTROL

     The Indenture and Certificate of Designation Agreements which the Company entered pursuant to the 1997 Offerings provide that, upon the occurrence of a Change of Control (as defined), the Company must make an offer to purchase all or any part of the Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase and all or any part of the Series A Preferred Stock at a price in cash equal to 101% of the aggregate liquidation preference thereof plus accrued and unpaid dividends to the date of purchase. The Fleet Loan Agreement prohibits the Company from repurchasing any Notes or Series A Preferred Stock, except with certain proceeds of one or more Public Equity Offerings (as defined). The Fleet Loan Agreement also provides that certain change of control events with respect to the Company would constitute a default thereunder. Any future credit agreements or other agreements relating to Senior Debt to which the Company becomes a party may contain similar restrictions and provisions. In the event a Change of Control occurs at a time when the Company is prohibited from purchasing the Notes or Series A Preferred Stock, or if the Company is required to make an Asset Sale Offer (as defined) pursuant to the terms of the Notes, the Company could seek the consent of its lenders to purchase the Notes or Series A Preferred Stock or could attempt to refinance the borrowings that contain such prohibition. If the Company does not obtain such a consent or refinance such borrowings, the Company would remain prohibited from purchasing the Notes or Series A Preferred Stock. In such case, the Company's failure to purchase tendered Notes would constitute an Event of Default (as defined) under the Indenture. If, as a result thereof, a default occurs with respect to any Senior Debt, the subordination provisions in the Indenture would likely restrict payments to the holders of the Notes. The Indenture will provide that the Company may not offer to repurchase any Series A Preferred Stock upon the occurrence of a Change of Control until the Company has completed its offer to purchase the Notes. There can be no assurance that the Company will have sufficient funds to repurchase the Notes or the Series A Preferred Stock after a Change of Control. The provisions relating to a Change of Control included in the Indenture and the Certificate of Designation may increase the difficulty of a potential acquirer obtaining control of the Company.

     DEPENDENCE ON LEASED FACILITIES

     The majority of the Company's production facilities are leased. These leases expire at varying times over the next two to 15 years and certain leases are month-to-month. Although the Company believes that it can extend most of its leases on acceptable terms, failure to do so would require the Company to establish new production facilities. No assurance can be given that any such leases can be extended on acceptable terms or, if not so extended, that suitable replacement production facilities can be established. Failure to extend the terms of any of these leases could have a material adverse effect on the Company.

     COMPETITION

     The wholesale nursery industry is highly competitive. Competition is based principally on product quality, breadth of product offerings, customer service and price. The wholesale nursery industry is highly fragmented with over 10,000 small and regional nurseries nationwide. In 1997, the ten largest and 100 largest wholesale nurseries in the United States accounted for approximately 8% and 22%, respectively, of total wholesale production. The Company currently competes directly with a large number of western and southwestern wholesale nursery companies. On a multiregional basis, the Company competes with Hines Nurseries primarily in bedding plants and shrubs and Monrovia Nursery Company primarily in shrubs. The fresh cut Christmas tree market is also highly fragmented and, on a regional basis, the Company competes in this market with Holiday Tree Farms and The Kirk Company.

     LACK OF MARKET FOR COMMON STOCK AND SERIES A PREFERRED STOCK

     There is currently no public market for the Company's Common Stock and Series A Preferred Stock (together the "Capital Stock"). The Company has no present plan to list the Capital Stock on a national securities exchange or to include the Capital Stock for quotation through an interdealer quotation system. There can be no assurance that such a market will develop or, if such a market develops, as to the liquidity of such market.

     LACK OF PRIOR MARKET FOR THE NOTES

     There is currently no public market for the Notes and the Company has no present plan to list the Notes on a national securities exchange or to include the Notes for quotation through an interdealer quotation system. There can be no assurance that such a market will develop or, if such a market develops, as to the liquidity of such market. Although the underwriters in the 1997 Notes Offering advised the Company that they intended to make a market in the Notes after consummation of the Notes Offering, the underwriters are not obligated to do so and any such market making activities may be discontinued at any time without notice.

     YEAR 2000

     The Company has conducted a review of and is continuing to monitor its respective computer systems to identify the systems that could be affected by the "Year 2000" issue. While some upgrades will be necessary, the Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. Additionally, the Year 2000 problem is not expected to have a material effect on the cost of operations for the Company. However, the Company may be vulnerable to other companies' Year 2000 issues. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of any customers', vendors' or service vendors' failure to become

Year 2000 compliant on a timely basis. Although the Company has completed a review of major customers' compliance efforts, the Company is still in the process of contacting its significant suppliers and service vendors with respect to the efficacy and status of their Year 2000 compliance programs. There can be no assurance that such other companies will achieve Year 2000 compliance or that any conversions by such companies to become Year 2000 compliant will be compatible with the Company's computer system. The inability of the Company or any of its principal vendors or customers to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operation. "See"--Year 2000 Compliance Program."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's liabilities consist primarily of a revolving line of credit, senior subordinated notes and other notes and accounts payable. The Company has also issued Series A Preferred Stock and Redeemable Common Stock. Such liabilities and stockholders' equity have varying levels of sensitivity to changes in market interest rates. Interest rate risk results when, due to different maturity dates and repricing intervals, interest rate indices for interest-bearing liabilities increase relative to income earning assets, thereby creating a risk of decreased net earnings and cash flow.

     The following table provides information about the Company's market sensitive liabilities, categorized by maturity, and constitutes a "forward-looking statement." For more information, please refer to Appendix A "Financial Statements and Notes to Consolidate Financial Statements." [COMPLETE AFTER REFINANCING]

                                                         June 30, 1998
                                -----------------------------------------------------------------
                                                      Expected Maturities
                                -----------------------------------------------------------------
                                                                                  There-
Long-term Liabilities:          1999      2000      2001      2002      2003      after     Total
                                ----      ----      ----      ----      ----      -----     -----
                                                     (dollars in millions)
  Fixed Rate:

    Series A Preferred Stock       -         -         -         -      $2.6      $ 94.6    $ 97.2
    Average Interest Rate        13%       13%       13%       13%       13%         13%

    Senior Subordinated Notes  $10.5     $10.5     $10.5     $10.5     $10.5      $142.0    $194.5
    Average Interest Rate      10.5%     10.5%     10.5%     10.5%     10.5%       10.5%

    Heller Note                    -         -         -         -         -      $ 12.2    $ 12.2
    Average Interest Rate       8.0%      8.0%      8.0%      8.0%      8.0%        8.0%

    ODA Note                   $ 0.1     $ 0.1     $ 0.1     $ 0.1     $ 0.1      $ 1.0     $  1.6
    Average Interest Rate       9.0%      9.0%      9.0%      9.0%      9.0%        9.0%

  Variable Rate:
    Fleet Loan Agreement                                    $70.0(1)                        $ 70.0
    Average Interest Rate   Base Rate, as defined, plus 1.0% or LIBOR, as defined, plus 3.0%

(1) On October 15, 1998, the Company entered into the Fleet Loan Agreement, borrowed approximately $32 million, and repaid in full amounts due under the Indosuez Loan Agreement. The Fleet Loan Agreement terminates in October 2001 (fiscal 2002). See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources" and Note 20 to the Notes to Consolidated Financial Statements.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          See Appendix A.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth information concerning each of the directors, executive officers and key employees of the Company. All directors shall serve until their successors are duly elected and qualified, subject, however, to prior death, resignation, retirement, disqualification or removal from office. Officers are appointed by and serve at the discretion of the Board of Directors.

              NAME                     AGE                                 POSITION
              ----                     ---                                 --------
Michael F. Vukelich(1)                 48       Chairman of the Board, Chief Executive Officer and Director
Jerry L. Halamuda                      48       Vice Chairman of the Board
Raju Boligala(1)                       48       President, Chief Operating Officer and Director
Carlos R. Plaza                        56       Executive Vice President and Chief Financial Officer
Karla D. Vukelich                      36       Executive Vice President of Administration and Secretary
Marion Antonini(1)                     68       Director and Chairman of the Executive Committee
Ranjit S. Bhonsle(1)(2)                29       Director
George T. Brophy                       63       Director
William F. Dordelman                   57       Director Nominee
Samuel P. Frieder(1)(2)(3)             34       Director
Richard E. George(3)                   59       Director
James A. Kohlberg                      40       Director
Gary E. Mariani(2)                     54       Director
Geoffrey A. Thompson(3)                57       Director


------------------------
(1)  Member of Executive Committee.
(2)  Member of Audit Committee.
(3)  Member of Compensation Committee

     MR. VUKELICH has been the Company's Chairman of the Board and Chief Executive Officer since September 1995. From 1992 through August 1995, Mr. Vukelich was President and Chief Executive Officer of M.F. Vukelich Co. He is the founder of Color Spot America, a predecessor of the Company, and was President and Chief Executive Officer of Color Spot America from its inception in 1983 to 1991. Mr. Vukelich has 27 years of experience in the nursery business.

     MR. HALAMUDA has been the Company's Vice Chairman of the Board since July 1998. Prior to that time, Mr. Halamuda was the Company's President from September 1995 to July 1998. Prior to joining Color Spot, Mr. Halamuda was Vice President of Color King Nursery from 1992 through August 1995. Mr. Halamuda has 26 years experience in the nursery industry, including six years as an executive of Color Spot America from 1984 through 1990.

     MR. BOLIGALA joined Color Spot as President and Chief Operating Officer in August 1998. Prior to joining Color Spot, Mr. Boligala was a senior executive with Sun Gro Horticulture, a division of Hines Horticulture, Inc. from 1997 to 1998. From 1994 to 1997, Mr. Boligala was with Hines Nurseries, Inc. Prior to that time, he served as an operational executive with Imperial Nurseries. Mr. Boligala has 20 years experience in the nursery business.

     MR. PLAZA was appointed Chief Financial Officer in July 1998. Prior to that time, Mr. Plaza served as controller of Welbilt Corporation, a manufacturer of commercial food service equipment ("Welbilt").

     MS. VUKELICH was appointed Executive Vice President and Secretary of the Company in May 1997. Prior to that time, Ms. Vukelich was Vice President of Administration, a position she held since September 1995. Prior to that time, Ms. Vukelich was Secretary and Vice President of Administration of M.F. Vukelich & Co.

     MR. ANTONINI has been a principal at Kohlberg since March 1998. Prior to that time, Mr. Antonini was Chief

Executive Officer of Welbilt.

     MR. BHONSLE joined Kohlberg in 1993 as an Associate. From 1991 through 1993, Mr. Bhonsle was a Financial Analyst at Kidder, Peabody & Company, Inc.

     MR. BROPHY has been Chairman, President and Chief Executive Officer of ABT Building Products Corporation ("ABTCo") since October 1992. From 1983 to 1988, Mr. Brophy was President, Chief Executive Officer and a Director of Morgan Products, Ltd., a building products company, and was a private business consultant from 1988 to 1992. Mr. Brophy is also a Director of Banta Corporation, a printing company.

     MR. DORDELMAN has been a Principal at Kohlberg since September 1998. Prior to that time, Mr. Dordelman was Chairman of the Board and Chief Executive Officer of Colorado Prime Corporation.

     MR. FRIEDER joined Kohlberg in 1989 and was named a Principal in 1995. Mr. Frieder is also a Director of ABTCo.

     MR. GEORGE has been the President of R.G. Trends, an independent consulting firm since June 1996. From 1995 through 1996, Mr. George was President and Chief Executive Officer of Handy Andy Home Improvement Centers, Inc. From 1994 through 1995, Mr. George was an independent business consultant. From 1989 to 1994, Mr. George served as Chairman and Chief Executive Officer of Ulta(3) Cosmetics & Salon Inc., a company which he founded.

     MR. KOHLBERG has been a Principal of Kohlberg since 1987. Mr. Kohlberg is also a Director of ABTCo and Northwestern Steel and Wire Company.

     MR. MARIANI has been Chief Executive Officer of WinnDevon Art Group, Inc., an art publisher, since 1994. From 1992 through 1993, Mr. Mariani was Chief Executive Officer of The Garden Counsel, a national nursery association. Prior to that time, Mr. Mariani was the President of the Nursery Product Division of Weyerhaeuser Company.

     MR. THOMPSON joined Kohlberg as a Principal in 1996, a position he held through August 1998. Prior to that time, Mr. Thompson was Managing Partner of Norman Broadbent International, Inc. and President of Nordeman Grimm, both executive recruiting firms. From 1981 to 1991, Mr. Thompson served in various capacities at Marine Midland Bank, including President and Chief Executive Officer.

     With respect to each of the officers and directors, refer to "Item 13. Certain Relationships and Related Transactions--Relationship With Kohlberg." Michael F. Vukelich and Karla D. Vukelich are married.


DIRECTORS' MEETINGS AND COMMITTEES

     The entire Board of Directors met eight times during the fiscal year ended June 30, 1998, including four actions by unanimous consent. Each incumbent director attended 100% of the board meetings. The Company's Board of Directors has appointed an Audit Committee, a Compensation Committee and an Executive Committee.

     AUDIT COMMITTEE. The primary responsibilities of the Audit Committee are to recommend an independent public accountant to audit the annual financial statements of the Company and to review internal and external audits, internal accounting controls, annual financial statements and, at its discretion, compliance with corporate policies and codes of conduct. The Audit Committee is comprised of outside directors. The current members of the Audit Committee are Messrs. Bhonsle, Frieder and Mariani. The Audit Committee met one time in the fiscal year ended June 30, 1998.

     COMPENSATION COMMITTEE. The Compensation Committee determines officers' salaries and bonuses and administers the grant of stock options and other awards pursuant to the Company's 1996 Stock Option Incentive Plan, 1997 Stock Option Plan and Special Stock Option Plan. The Compensation Committee is comprised of outside directors. The current members of the Compensation Committee are Messrs. Frieder, George and Thompson. The Compensation Committee met one time in the fiscal year ended June 30, 1998.

     EXECUTIVE COMMITTEE. The primary responsibilities of the Executive Committee are to deal with day to day issues at the Company prior to meetings of the full Board of Directors. The Executive Committee met 12 times in the fiscal year ended June 30, 1998. The current members of the Executive Committee are Messrs. Vukelich, Boligala, Antonini, Bhonsle, and Frieder.

     NOMINATING COMMITTEE. The Board of Directors has no standing Nominating Committee.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

     The Company's Amended and Restated Certificate of Incorporation (the "Certificate") provides that each person who is or was a director or officer of the Company shall be indemnified and held harmless by the Company against all expense, liability and loss to the fullest extent allowable under the Delaware General Corporation Law (the "DGCL"). In addition, the Certificate provides, to the fullest extent allowable under the DGCL, that no director shall be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director. Under the DGCL, liability of a director may not be limited (i) for any breach of the director's duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) in respect of certain unlawful dividend payments or stock redemptions or repurchases or (iv) for any transaction from which the director derives an improper personal benefit. The effect of this provision in the Certificate is to eliminate the rights of the Company and its stockholders, either directly or through a stockholders' derivative suit brought on behalf of the Company, to recover monetary damages from a director for breach of the fiduciary duty of care as a director except in those instances described under the DGCL.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

     The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during fiscal year ended June 30, 1998 (collectively, the "Named Executives").

                                                            ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                                                            -------------------                       ----------------------
                                                                                                    SECURITIES
                                                                                 OTHER ANNUAL       UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                        SALARY           BONUS       COMPENSATION(1)       OPTIONS       COMPENSATION
---------------------------                        ------           -----       ---------------     ----------      ------------
Michael F. Vukelich, Chairman of
  the Board, Chief Executive Officer and
  Director                                        $200,000         $50,000            $5,400                0          $573,346
Jerry Halamuda, Vice Chairman of the
  Board(2) and Director                            200,000          50,000             5,400                0           299,104
Paul Yeager, Chief Financial Officer(3)            150,000          31,250             5,400           69,000
Robert F. Strange, Director and
  President-Western-North Division(4)              125,000          31,250             5,400            5,000
Karla D. Vukelich, Executive Vice
  President of Administration and Secretary         65,000          50,000                 0                0

------------------------
(1)  Represents car allowance.
(2) Mr. Halamuda served as President and Chief Operating Officer from September 1995 to August 1998.
(3)  Mr. Yeager left Color Spot in August 1998.
(4) Mr. Strange served as Executive Vice President and Chief Operating Officer from July 1997 to April 1998.


OPTION GRANTS DURING FISCAL 1998. The following table summarizes the options granted during fiscal 1998 to the Named Executives. Except as otherwise indicated, all of these options were granted under the Company's 1997 Stock Option Plan described below. No stock appreciation rights were granted to the Named Executives during such fiscal year.


                                                       INDIVIDUAL GRANTS                                 POTENTIAL REALIZABLE VALUE
                           ----------------------------------------------------------------------------  AT ASSUMED ANNUAL RATES OF
                              NUMBER OF            PERCENT OF TOTAL                                      STOCK PRICE APPRECIATION
                              SECURITIES           OPTIONS GRANTED        PER SHARE                      FOR OPTION TERM(2)
                              UNDERLYING             TO EMPLOYEES          EXERCISE          EXPIRATION  --------------------------
         NAME              OPTIONS GRANTED          IN FISCAL 1998         PRICE(1)             DATE            5%          10%
         ----              ---------------         ----------------       ---------          ----------         --          ---
Michael F.  Vukelich                0                      0
Jerry L. Halamuda                   0                      0
Robert F. Strange               5,000                      0.2               $10.00           01/01/08           0            0
Paul Yeager                         0                      0
Karla D. Vukelich               2,000                      0.1               $10.00           01/01/08           0            0


(1) The exercise price of each option was the estimated fair value of the Common Stock on the date of grant.

(2) Based upon the estimated fair value of the Common Stock on the date of grant and assumed appreciation over the term of the options at the respective annual rates of stock appreciation shown. Potential gains are net of the exercise price but before taxes and other expenses associated with the exercise. The 5% and 10% assumed annual rates of compounded stock appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future price of the Common Stock. Actual gains, if any, on stock option exercises are dependent on the future financial performance of the Company, the future performance of the Company's Common Stock and overall market conditions. The actual value realized may be greater or less than the potential realizable value set forth in the table.

AGGREGATE OPTION EXERCISES IN FISCAL 1998 AND YEAR END OPTION VALUES. The following table sets forth certain information regarding options exercised and the number and value of unexercised options held by the Named Executives at June 30, 1998.

                                                   YEAR-END OPTION VALUES

                                                NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED IN-THE-
                                                UNEXERCISED OPTIONS AT JUNE 30,          MONEY OPTIONS AT JUNE 30,
                                                            1998                                    1998(1)
                                                -------------------------------        ----------------------------
                             SHARES
                            ACQUIRED
                               ON        VALUE
      NAME                  EXERCISE    REALIZED    EXERCISABLE   UNEXERCISEABLE     EXERCISABLE    UNEXERCISEABLE
      ----                  --------    --------    -----------   --------------     -----------    --------------

Michael F. Vukelich            0            0           568,247           34,362        $613,196          $0
Jerry L. Halamuda              0            0           379,020           34,362         319,892           0
Robert F. Strange              0            0             3,450           10,350               0           0
Paul D. Yeager(2)              0            0            17,250           51,750               0           0
Karla D. Vukelich              0            0             2,587            7,763               0           0

------------------------
(1) Represents the value of the shares of Common Stock subject to outstanding options, based on a fair market value of $3.00 share, less the aggregate option exercise price.
(2) Mr. Yeager is no longer employed by the Company and his options have been cancelled.


EMPLOYMENT AGREEMENTS

     As part of the Recapitalization, the Company entered into an employment agreement with Michael F. Vukelich, the Company's Chief Executive Officer and Chairman of the Board. The agreement has a term of three years and will be automatically renewed for successive one-year periods unless Mr. Vukelich or the Company gives 90 days notice of non-renewal. As of July 1, 1998, Mr. Vukelich is paid an annual base salary of $200,000, which is increased annually based on increases in the consumer price index, and is eligible to receive an annual bonus of up to 150% of his base salary based on the achievement of certain performance targets and upon completion of the 1997 offerings, deferred compensation of $573,346. The employment agreement continues in effect an option to purchase 395,609 shares of the Company's Common Stock for $1.45 per share and provides that the Company grant Mr. Vukelich an option to purchase 207,000 shares of the Company's Common Stock at $7.17 per share, which options were granted in fiscal 1997. The agreement terminates upon the earlier to occur of
(i) non-renewal by the Company or Mr. Vukelich, (ii) death or disability, (iii) termination for Cause (as defined in the agreement) or (iv) termination without Cause. In the event that the employment agreement is not renewed by the Company, the Company is obligated to continue to pay Mr. Vukelich his base salary through June 30, 2000. In the event that the employment agreement is terminated without Cause, the Company is obligated to pay Mr. Vukelich his base salary through the remaining term of the employment agreement plus his pro rata portion of the bonus paid to Mr. Vukelich in the year prior to termination. In the event of Mr. Vukelich's death or disability, the Company is obligated to continue to pay to Mr. Vukelich or his estate his base salary for one year following his termination. The employment agreement entitles Mr. Vukelich to be nominated to a seat on the Company's board of directors so long as he owns 10% of the Common Stock.

     As part of the employment agreement, Mr. Vukelich has agreed not to compete with the Company in certain specified counties and states for the longer of one year following termination or one year following the receipt of any severance from the Company; provided that Mr. Vukelich may elect to waive the payment of severance, in which event the noncompetition covenant expires one year following termination.

     As part of the Recapitalization, the Company entered into an employment agreement with Jerry L. Halamuda. The agreement has a term of three years and will be automatically renewed for successive one-year periods unless Mr. Halamuda or the Company gives 90 days notice of non-renewal. In fiscal 1998, Mr. Halamuda was paid a base salary of $200,000 and, upon completion of the 1997 offerings, deferred compensation of $299,104. In fiscal 1999, Mr.

Halamuda will be paid an annual base salary of $100,000 for his services as the Company's Vice Chairman of the Board. The employment agreement continues in effect an option to purchase 206,382 shares of the Company's Common Stock at $1.45 per share and provides that the Company grant Mr. Halamuda an option to purchase 207,000 shares of the Company's Common Stock at $7.17 per share, which options were granted in fiscal 1997. The agreement terminates upon the earlier to occur of (i) non-renewal by the Company or Mr. Halamuda,
(ii) death or disability, (iii) termination for Cause (as defined in the agreement) or (iv) termination without Cause. In the event that the employment agreement is not renewed by the Company, the Company is obligated to continue to pay Mr. Halamuda his base salary through June 30, 2000. In the event that the employment agreement is terminated without Cause, the Company is obligated to pay Mr. Halamuda his base salary through the remaining term of the employment agreement plus his pro rata portion of the bonus paid to Mr. Halamuda in the year prior to termination. In the event of Mr. Halamuda's death or disability, the Company is obligated to continue to pay to Mr. Halamuda or his estate his base salary for one year following his termination. As part of the employment agreement, Mr. Halamuda has agreed not to compete with the Company in certain specified counties and states for the longer of one year following termination or one year following the receipt of any severance from the Company; provided that Mr. Halamuda may elect to waive the payment of severance, in which event the noncompetition covenant expires one year following termination.

     The Company entered an employment agreement with Raju Boligala, the Company's President and Chief Operating Officer, effective as of August 12, 1998. The agreement has no fixed term. Under the terms of the agreement, Mr. Boligala is paid an annual base salary of $200,000, and is eligible to receive an annual bonus between 50% and 200% of his base salary based on the achievement of certain performance targets. Mr. Boligala is guaranteed a minimum bonus for the first year of the agreement of $100,000, subject to his continued employment with the Company. If Mr. Boligala is terminated without cause, he is entitled to receive an amount equal to one year's base salary, payable over the following twelve month period, which amount is increased to two year's base salary in certain circumstances. Mr. Boligala was paid a starting bonus of $250,000, and awarded 100,000 stock options to purchase Common Stock at $3.00 per share, which options vest over a four year period. The agreement provides that if Mr. Boligala is employed by Color Spot on August 12, 2000, he will be awarded an additional 50,000 stock options to purchase Common Stock at the fair market value of a share of Common Stock on such date. The Company also loaned to Mr. Boligala on an interest free basis an additional $275,000, which amount is deemed to be repaid on a monthly basis at the rate of $55,000 per annum, subject to Mr. Boligala's continued employment with Color Spot. The employment agreement entitles Mr. Boligala to be nominated to the Board of Directors of Color Spot.

STOCK OPTION PLANS

     1996 STOCK OPTION INCENTIVE PLAN. In July 1996, the Board of Directors authorized, and the stockholders of the Company approved, a stock option plan, effective September 7, 1995, for directors, officers, employees and consultants of the Company and its subsidiaries (the "1996 Option Plan"). Options to purchase a total of 1,171,419 shares of Common Stock at $1.45 per share were granted under the 1996 Option Plan. As of June 30, 1998, options to purchase 569,417 of these shares had been exercised, and 602,002 options, all of which are nonqualified stock options ("NQOs") are outstanding under the 1996 Option Plan. No further options will be granted under the 1996 Stock Option Plan.

     1997 STOCK OPTION PLAN. The Company's 1997 Stock Option Plan (the "1997 Stock Option Plan") was adopted by the Board of Directors and approved by the stockholders on December 31, 1996 to attract, retain and provide incentive to executives and key employees of the Company. Options granted under the 1997 Stock Option Plan may be either incentive stock options ("ISOs") as defined in
Section 422 of the Internal Revenue Code of 1986, as amended, or NQOs. A total of 1,242,000 shares of Common Stock have been reserved for issuance under the 1997 Stock Option Plan.

     The 1997 Stock Option Plan is administered by the Compensation Committee of the Board of Directors which has the authority to determine the terms of the options granted. Each option has a term specified in its option agreement; provided, however, that no term can exceed ten years from the date of grant. Each option is exercisable upon the fulfillment of certain conditions, including agreement by the optionee to be bound by the Stockholders Agreement. In the case of an ISO granted to an optionee who, at the time the option is granted, owns stock representing more than 10%
of the voting power of all outstanding classes of stock of the Company (a "10% Optionee"), the term of the option cannot exceed five years from the date of grant. No option granted under the 1997 Stock Option Plan may be transferred by the optionee other than by will or the laws of descent and distribution and each option may be exercised, during the lifetime of the optionee, only by such optionee. In the event that an optionee's employment terminates for any reason other than for cause, any options held which have not yet vested will expire and become unexerciseable. All of the optionee's options which have vested shall expire and become unexerciseable on the earlier of the expiration date stated in the option agreement or the date 90 days after the termination of the optionee's employment. If an optionee is terminated for cause prior to the later of January 1, 2000 or the third anniversary of the date the optionee commences employment with the Company, all options held by the optionee (whether or not vested) shall expire on the date of termination. The number of shares under each option and the price of any shares under such option may be adjusted in a manner consistent with any capital adjustment resulting from a stock dividend, stock split, recapitalization, reorganization or a combination or other change in the shares of Common Stock.

     The exercise price for all ISOs granted under the 1997 Stock Option Plan must be no less than 100% of the fair value per share on the date of grant. With respect to a 10% Optionee, the exercise price of any option granted must be no less than 110% of the fair market value on the date of grant. Each option is designated in the written option agreement as either an ISO or NQO. However, to the extent that the aggregate fair market value of shares subject to an optionee's ISO, which become exercisable for the first time during any year, exceeds $100,000, the excess options shall be treated as NQOs.

     As of June 30, 1998, under the 1997 Stock Option Plan, there were 414,000 stock options outstanding with an exercise price of $7.17 per share, 412,168 stock options outstanding with an exercise price of $7.19 per share, 262,300 stock options outstanding with an exercise price of $10.00 per share and 150,000 stock options outstanding with an exercise price of $3.00 per share. The 1997 Stock Option Plan will expire in 2007 unless terminated at an earlier date by the Board of Directors.

     SPECIAL STOCK OPTION PLAN. In February 1997, the Board of Directors authorized, and the stockholders of the Company approved, a stock option plan for employees of Lone Star Growers, L.P., a wholly owned subsidiary of the Company (the "Special Option Plan"). Options to purchase a total of 139,383 shares of Common Stock at $1.43 per share were issued under the Special Option Plan. As of June 30, 1998, none of the outstanding options have been exercised. The purpose of the Special Option Plan was to provide incentives to employees of Lone Star Growers, L.P. in connection with the acquisition of Lone Star Growers Co., the predecessor to Lone Star Growers, L.P., by the Company. No further awards will be made under the Special Option Plan. The Special Option Plan is otherwise identical to the 1997 Stock Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of September 1, 1998, by:
(i) all persons known by the Company to be the beneficial owners of five percent or more of the Common Stock; (ii) each director, (iii) each of the executive officers, and (iv) all executive officers as a group. Unless otherwise indicated, the address of each of the persons named below is in care of the Company, 3478 Buskirk Avenue, Pleasant Hill, California 94523.


         NAME                               SHARES BENEFICIALLY OWNED(1)     PERCENTAGE OWNERSHIP(2)
         ----                               ----------------------------     -----------------------

KCSN Acquisition Company, L.P.(3)                           4,797,716                    61.8%
Heller Equity Capital Corporation(4)                          575,881                     7.1
Michael F. Vukelich(5)                                      1,355,738                    16.3
Jerry L. Halamuda                                             391,624                     4.8
Robert F. Strange(7)                                           71,847                      *
Paul Yeager(8)                                                224,250                     2.9
Karla D. Vukelich(9)                                           12,938                      *
Ranjit S. Bhonsle(10)                                               0                      0
William F. Dordelman(10)                                            0                      0
Samuel P. Frieder(10)                                               0                      0
James A. Kohlberg(10)                                               0                      0
Geoffrey A. Thompson                                                0                      0
Marion Antonini10)                                                  0                      0
George T. Brophy(11)                                           29,064                      *
Richard E. George(12)                                          74,955                     1.0
Gary E. Mariani(12)                                            78,975                     1.0
Total Officers and Directors as a Group (14 Persons)        2,239,391                    25.5

------------------------
*    Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to applicable community property laws. Shares of Common Stock subject to options or warrants currently exercisable within 60 days of the date hereof are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.
(2)  Assuming exercise in full of the Warrants.
(3) The address of KCSN is 111 Radio Circle, Mt. Kisco, NY 10549. KCSN is an affiliate of Kohlberg. The ultimate general partner of KCSN is a corporation owned 100% by James A. Kohlberg. See "Item 13. Certain Relationships and Related Transactions--Relationship With Kohlberg."
(4) Includes 397,499 shares issuable upon conversion of the Heller Note. The address of Heller Equity Capital Corporation is 500 West Monroe Street, Chicago, IL 60661.
(5) Includes options to purchase 568,247 shares of Common Stock which are presently exercisable. Excludes shares held by Karla D. Vukelich.
(6) Includes options to purchase 379,020 shares of Common Stock which are presently exercisable.
(7) Includes options to purchase 3,450 shares of Common Stock which are presently exercisable.
(8) Includes options to purchase 17,250 shares of Common Stock which are presently exercisable. Mr. Yeager is no longer employed by the Company and his stock options have been cancelled.
(9) Includes options to purchase 2,587 shares of Common Stock which are presently exercisable. Excludes shares held by Michael F. Vukelich.
(10) Excludes 4,797,715 shares held by KCSN. Such person disclaims beneficial ownership of such shares.
(11) Includes options to purchase 29,064 shares of Common Stock which are presently exercisable.
(12) Includes options to purchase 2,588 shares of Common Stock which are presently exercisable.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH KOHLBERG

     CONTROL BY KCSN. KCSN, an affiliate of Kohlberg, owns 4,797,716 shares of Common Stock or 69.2% of the outstanding Common Stock as of September 1, 1998 (approximately 61.8% assuming exercise in full of the Warrants).

     Due to KCSN's stock ownership in the Company, KCSN is able to control the Company, to elect its Board of Directors and to approve any action requiring stockholder approval, including adopting amendments to the Company's certificate of incorporation and approving or disapproving mergers or sales of all or substantially all of the assets of the Company. As a result of such control, KCSN is able to effectively control all of the Company's policy decisions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Certain Business Considerations--Control by Significant Stockholders and Management." As long as the Stockholders Agreement is in effect, third parties may not be able to obtain control of the Company through purchases of Common Stock not owned by parties to the Stockholders Agreement.

     KOHLBERG FEE AGREEMENT. The Company paid to Kohlberg a fee of $2.0 million on January 2, 1998 to terminate its annual management fee obligations under a Fee Agreement dated December 31, 1996.

OTHER TRANSACTIONS

     The Company leases a portion of its Richmond, California facility from M.F. Vukelich Co., which is wholly owned by Michael F. Vukelich. The lease expires on August 31, 2005. The aggregate annual rental payment under this lease for 1997 is $259,560. Under the term of the lease, rent is increased annually by 3%. The Company believes that this rent is at fair market value for the property.

     The Company also leases a building from the daughter of Michael F. Vukelich. The aggregate annual rental payment on this lease is $14,400. The Company believes that this rent is at fair market value for the building.

     The Company paid to Michael F. Vukelich, Jerry L. Halamuda, Paul D. Yeager and Karla D. Vukelich, $200,000, $100,000, $50,000 and $50,000, respectively, on
January 2, 1998 as a special bonus.

     All future transactions among the Company and its officers, directors and principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors.

                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

    (1) Financial Statements:

     The following consolidated financial statements of the Company are included in Appendix A.

          Consolidated Statements of Operations-
               Years ended June 30, 1998, 1997 and the period from September 8, 1995 through June 30, 1996

          Consolidated Balance Sheets-
               June 30, 1998 and 1997

                    Consolidated Statements of Cash Flows-
                         Years ended June 30, 1998, 1997 and the period from September 8, 1995 through June 30, 1996

                    Consolidated Statements of Shareholders' Equity-
                         Years ended June 30, 1998, 1997 and the period from September 8, 1995 through June 30, 1996

                    Notes to Consolidated Financial Statements

                    Report of Independent Public Accountants

(2)  Financial Statement Schedules:

     The following financial statement schedule is included in Exhibit B.

          II - Valuation and Qualifying Accounts-
                    Years ended June 30, 1998, 1997 and the period from September 8, 1995 through June 30, 1996

     Inasmuch as Registrant is primarily a holding company and all subsidiaries are wholly-owned, only consolidated statements are being filed. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b)  Reports on Form 8-K: Not applicable.

(c)  Exhibits:


EXHIBIT
NUMBER                          DESCRIPTION OF DOCUMENT
-------                         -----------------------
3.1       Form of Amended and Restated Certificate of Incorporation of the
          Registrant, incorporated by reference to the Company's Quarterly
          Report on Form 10-Q for the quarterly period ended December 25, 1997
          (SEC File No. 000-23483), as previously filed with the Securities and
          Exchange Commission.

3.2 Amended and Restated Bylaws, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

3.3 Form of Certificate of Designation of the Series A Preferred Stock, incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the quarterly period ended December 25, 1997 (SEC File
          No. 000-23483), as previously filed with the Securities and Exchange
          Commission.

4.1 Form of Preferred Stock Certificate, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No.
          333-37335), as previously filed with the Securities and Exchange
          Commission.

4.2 Indenture (including Form of Note), incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
          December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

4.3 Warrant Agreement (including Form of Warrant), incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------

10.1 Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of December 24, 1997, incorporated by reference to the Company's
          Current Report on Form 8-K (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission on August 14, 1998.

10.2      First Amendment and Waiver to Second Amended And Restated Credit
          Agreement dated as of December 24, 1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

10.3      Second Amended and Restated Credit Agreement dated as of December 24,
          1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997 (SEC File
          No. 000-23483), as previously filed with the Securities and Exchange
          Commission.

10.4 Amended and Restated Credit Agreement dated as of February 20, 1997, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the
          Securities and Exchange Commission.

10.5      Recapitalization and Stock Purchase Agreement among the Registrant,
          Heller Equity Capital Corporation ("Heller"), M.F. Vukelich Co.,
          Michael F. Vukelich, Jerry Halamuda, Gary E. Mariani, Steven J.
          Bookspan, Richard E. George and KCSN Acquisition Company, L.P. dated as of December 31, 1996, incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.6 8% Subordinated Convertible Note issued to Heller, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.7 Put/Call Option Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.8 Stockholders Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.9 Employee Stockholders Agreement dated as of June 1, 1997, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.10     Employment Agreement with Michael F. Vukelich dated as of December 31,
          1996, incorporated by reference to the Company's Registration
          Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.11     Employment Agreement with Jerry L. Halamuda dated as of December 31,
          1996. incorporated by reference to the Company's Registration
          Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.12     1996 Stock Incentive Plan incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.13     1997 Stock Incentive Plan incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.14     Special Stock Option Plan incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.15 Form of Stock Purchase Option incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.




10.16     Fee Agreement dated as of December 31, 1996 between Registrant and
          Kohlberg Company, LLC incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.17 Merger Agreement dated as of February 20, 1997 for the acquisition of Lone Star Growers Co. incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.18     Real Property Lease between M.F. Vukelich Co. and the Registrant dated
          December 1, 1995, incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.19     Real Property Lease between Michael F. Vukelich as Guardian for Trisha
          Vukelich and the Registrant dated as of December 31, 1995, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the
          Securities and Exchange Commission.

10.20     Asset Purchase Agreement dated as of March 14, 1997 between Color Spot
          Christmas Trees, Inc. and Signature Trees, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No.
          333-37335), as previously filed with the Securities and Exchange
          Commission.

10.21     9% Subordinated Promissory Note issued to Oda Nursery, Inc.
          incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the
          Securities and Exchange Commission.

10.22 Stockholders Repurchase Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the
          Securities and Exchange Commission.

10.23     Employment Agreement dated as of July 30, 1998 with Raju Boligala.

10.24     1998 Employees Stockholders Agreement.

10.25     Loan and Security Agreement dated as of October 15, 1998, between
          Fleet Capital Corporation, as agent, and the Company.

10.26     Subordination Agreement dated as of October 15, 1998, between Heller,
          Fleet Capital Corporation, as agent, and the Company.

11.1      Computations of Earnings Per Share -- See Note 14 to the Notes to
          Consolidated Financial Statements.

12.1      Computation of Ratio of Earnings to Fixed Charges.

21.1 Subsidiaries of the Registrant incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

23.1      Consent of Arthur Andersen LLP.

27.1      Financial Data Schedule.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: October 15, 1998.


                             COLOR SPOT NURSERIES, INC.
                             a Delaware corporation


                             By:     /s/ Michael F. Vukelich
                                -----------------------------------------------
                             Name:    Michael F. Vukelich
                             Title:   Chairman of the Board, Chief Executive
                                      Officer and Director (PRINCIPAL EXECUTIVE
                                      OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:


NAME                                             TITLE                                            DATE
----                                             -----                                            ----
        /s/ MICHAEL F. VUKELICH                  Chairman of the Board, Chief                     October 15, 1998
----------------------------------               Executive Officer and Director
          Michael F. Vukelich                    (PRINCIPAL EXECUTIVE OFFICER)


           /s/ RAJU BOLIGALA                     President, Chief Operating Officer               October 15, 1998
----------------------------------               and Director
             Raju Boligala


          /s/ CARLOS R. PLAZA                    Executive Vice President and                     October 15, 1998
----------------------------------               Chief Financial Officer (PRINCIPAL
            Carlos R. Plaza                      FINANCIAL OFFICER AND PRINCIPAL
                                                 ACCOUNTING OFFICER)


         /s/ JERRY L. HALAMUDA                   Vice Chairman of the Board and                   October 15, 1998
----------------------------------               Director
           Jerry L. Halamuda


          /s/ MARION ANTONINI                    Director                                         October 15, 1998
----------------------------------
            Marion Antonini


         /s/ RANJIT S. BHONSLE                   Director                                         October 15, 1998
----------------------------------
            Ranjit S. Bhonsle


          /s/ GEORGE T. BROPHY                   Director                                         October 15, 1998
----------------------------------
            George T. Brophy



         /s/ SAMUEL P. FRIEDER                   Director                                         October 15, 1998
----------------------------------
           Samuel P. Frieder


         /s/ RICHARD E. GEORGE                   Director                                         October 15, 1998
----------------------------------
           Richard E. George


         /s/ JAMES A. KOHLBERG                   Director                                         October 15, 1998
----------------------------------
           James A. Kohlberg


          /s/ GARY E. MARIANI                    Director                                         October 15, 1998
----------------------------------
            Gary E. Mariani


        /s/ GEOFFREY A. THOMPSON
----------------------------------               Director                                         October 15, 1998
          Geoffrey A. Thompson

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------

3.1       Form of Amended and Restated Certificate of Incorporation of the
          Registrant, incorporated by reference to the Company's Quarterly
          Report on Form 10-Q for the quarterly period ended December 25, 1997
          (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

3.2 Amended and Restated Bylaws, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

3.3 Form of Certificate of Designation of the Series A Preferred Stock, incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the quarterly period ended December 25, 1997 (SEC File No.
          000-23483), as previously filed with the Securities and Exchange
          Commission.

4.1 Form of Preferred Stock Certificate, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No.
          333-37335), as previously filed with the Securities and Exchange
          Commission.

4.2 Indenture (including Form of Note), incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
          December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

4.3 Warrant Agreement (including Form of Warrant), incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

10.1 Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of December 24, 1997, incorporated by reference to the Company's
          Current Report on Form 8-K (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission on August 14, 1998.

10.2      First Amendment and Waiver to Second Amended And Restated Credit
          Agreement dated as of December 24, 1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

10.3      Second Amended and Restated Credit Agreement dated as of December 24,
          1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997 (SEC File
          No. 000-23483), as previously filed with the Securities and Exchange
          Commission.

10.4 Amended and Restated Credit Agreement dated as of February 20, 1997, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the
          Securities and Exchange Commission.

10.5      Recapitalization and Stock Purchase Agreement among the Registrant,
          Heller Equity Capital Corporation ("Heller"), M.F. Vukelich Co.,
          Michael F. Vukelich, Jerry Halamuda, Gary E. Mariani, Steven J.
          Bookspan, Richard E. George and KCSN Acquisition Company, L.P. dated as of December 31, 1996, incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.6 8% Subordinated Convertible Note issued to Heller, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.7 Put/Call Option Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.8 Stockholders Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and Exchange Commission.


10.9 Employee Stockholders Agreement dated as of June 1, 1997, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.10     Employment Agreement with Michael F. Vukelich dated as of December 31,
          1996, incorporated by reference to the Company's Registration
          Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.11     Employment Agreement with Jerry L. Halamuda dated as of December 31,
          1996. incorporated by reference to the Company's Registration
          Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.12     1996 Stock Incentive Plan incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.13     1997 Stock Incentive Plan incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.14     Special Stock Option Plan incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.15 Form of Stock Purchase Option incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.16     Fee Agreement dated as of December 31, 1996 between Registrant and
          Kohlberg Company, LLC incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.17 Merger Agreement dated as of February 20, 1997 for the acquisition of Lone Star Growers Co. incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.18     Real Property Lease between M.F. Vukelich Co. and the Registrant dated
          December 1, 1995, incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.19     Real Property Lease between Michael F. Vukelich as Guardian for Trisha
          Vukelich and the Registrant dated as of December 31, 1995, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the
          Securities and Exchange Commission.

10.20     Asset Purchase Agreement dated as of March 14, 1997 between Color Spot
          Christmas Trees, Inc. and Signature Trees, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No.
          333-37335), as previously filed with the Securities and Exchange
          Commission.

10.21     9% Subordinated Promissory Note issued to Oda Nursery, Inc.
          incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the
          Securities and Exchange Commission.

10.22 Stockholders Repurchase Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the
          Securities and Exchange Commission.

10.23     Employment Agreement dated as of July 30, 1998 with Raju Boligala.

10.24     1998 Employees Stockholders Agreement.

10.25     Loan and Security Agreement dated as of October 15, 1998, between
          Fleet Capital Corporation, as agent, and the Company.

10.26     Subordination Agreement dated as of October 15, 1998, between Heller,
          Fleet Capital Corporation, as agent, and the Company.



11.1      Computations of Earnings Per Share -- See Note 14 to the Notes to
          Consolidated Financial Statements.

12.1      Computation of Ratio of Earnings to Fixed Charges.

21.1 Subsidiaries of the Registrant incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

23.1      Consent of Arthur Andersen LLP.

27.1      Financial Data Schedule.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Color Spot Nurseries, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Color Spot Nurseries, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1998 and 1997 and the period from September 8, 1995 through June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Color Spot Nurseries, Inc. and Subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended June 30, 1998 and 1997 and for the period from September 8, 1995 to June 30, 1996 in conformity with generally accepted accounting principles.



                                       /s/ ARTHUR ANDERSEN LLP




San Francisco, California
August 20, 1998 (except with respect to the matter discussed in Note 20, as to which date is October 15, 1998)

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         June 30,          June 30,
                                                                                           1998              1997
                                                                                      ---------------   ---------------
                                                        ASSETS
CURRENT ASSETS:
     Cash                                                                                  $   2,244         $   2,762
     Accounts receivable, net of allowances of $3,084 and $1,661 respectively                 28,463            25,524
     Inventories, net                                                                         42,306            28,854
     Prepaid expenses and other                                                                1,803               893
                                                                                      ---------------   ---------------

         Total current assets                                                                 74,816            58,033

TREE INVENTORIES                                                                               3,607               541
PROPERTY, PLANT AND EQUIPMENT, net                                                            54,197            31,774
INTANGIBLE ASSETS, net                                                                        56,117            31,383
DEFERRED INCOME TAXES                                                                         20,167            10,120
NOTES RECEIVABLE AND  OTHER ASSETS                                                             1,446             1,566
                                                                                      ---------------   ---------------
         Total assets                                                                      $ 210,350         $ 133,417
                                                                                      ---------------   ---------------
                                                                                      ---------------   ---------------

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                                  $   1,053           $ 4,595
     Revolving line of credit                                                                      -             2,105
     Accounts payable                                                                         16,305             9,815
     Accrued liabilities                                                                      14,404            12,395
     Dividends payable to stockholders                                                           232               906
     Deferred income taxes                                                                    16,013            14,056
                                                                                      ---------------   ---------------

         Total current liabilities                                                            48,007            43,872

LONG-TERM DEBT                                                                               135,044            83,408
                                                                                      ---------------   ---------------

         Total liabilities                                                                   183,051           127,280
                                                                                      ---------------   ---------------

SERIES A PREFERRED STOCK, redeemable, $0.01 par value, 100,000 shares
     authorized, 42,504 shares issued and outstanding at June 30, 1998                        32,524                 -
REDEEMABLE COMMON STOCK, $0.001 par value, 1,163,550
     and 1,199,744 shares issued and outstanding, respectively                                 2,266             2,062
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $0.01 par value, 4,900,000 shares authorized, no shares
         issued and outstanding                                                                    -                 -
     Common stock, $0.001 par value, 50,000,000 shares authorized, 5,773,518
         and 5,021,118 issued and outstanding, respectively                                       12               162
     Additional paid-in capital                                                               50,975            45,033
     Treasury stock, 6,200,228 and 6,164,034 shares, respectively                            (45,488)          (45,228)
     Warrants, 825,000 exercisable at $0.01 per share                                          8,250                 -
     Retained earnings (accumulated deficit)                                                 (21,240)            4,108
                                                                                      ---------------   ---------------

         Total stockholders' equity (deficit)                                                 (7,491)            4,075
                                                                                      ---------------   ---------------

         Total liabilities and stockholders' equity                                        $ 210,350         $ 133,417
                                                                                      ---------------   ---------------
                                                                                      ---------------   ---------------

   The accompanying notes are an integral part of these financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                             SEPTEMBER 8, 1995
                                                                          YEARS ENDED JUNE 30,                     THROUGH
                                                                         1998              1997                 JUNE 30, 1996
                                                                   ----------------- -----------------     --------------------
NET SALES                                                                 $ 187,731         $ 113,400              $ 51,995
COST OF SALES                                                               136,214            64,026                27,685
                                                                   ----------------- -----------------  --------------------

         Gross profit                                                        51,517            49,374                24,310

SALES, MARKETING AND
     DELIVERY EXPENSES                                                       50,033            31,168                15,495
GENERAL AND ADMINISTRATIVE
     EXPENSES                                                                13,338             7,300                 2,886
AMORTIZATION OF INTANGIBLE
     ASSETS                                                                   2,308               990                    94
TERMINATION OF MANAGEMENT
     FEE AND OTHER                                                            2,400                 -                     -
                                                                   ----------------- -----------------  --------------------

         Income (loss) from operations                                      (16,562)            9,916                 5,835

INTEREST EXPENSE                                                             13,405             4,179                   687
OTHER EXPENSE (INCOME), net                                                    (285)             (148)                   91
                                                                   ----------------- -----------------  --------------------

         Income (loss) before income taxes
             and extraordinary loss                                         (29,682)            5,885                 5,057

INCOME TAX BENEFIT (EXPENSE)                                                 10,514            (2,830)               (2,269)
                                                                   ----------------- -----------------  --------------------

         Income (loss) before extraordinary loss                            (19,168)            3,055                 2,788

EXTRAORDINARY LOSS, net of tax benefit                                        2,792               215                     -
                                                                   ----------------- -----------------  --------------------

         Net income (loss)                                                  (21,960)            2,840                 2,788

SERIES A PREFERRED STOCK DIVIDENDS/ACCRETION                                  3,148                 -                     -

         Net income (loss) applicable to
             common stock                                                 $ (25,108)        $   2,840               $ 2,788
                                                                   ----------------- -----------------  --------------------
                                                                   ----------------- -----------------  --------------------


Basic income (loss) per share:
     Income (loss) before extraordinary loss                              $   (3.25)        $    0.49               $  0.50
     Extraordinary loss                                                       (0.40)            (0.03)                    -
                                                                   ----------------- -----------------  --------------------

         Total                                                            $   (3.65)        $    0.46               $  0.50
                                                                   ----------------- -----------------  --------------------
                                                                   ----------------- -----------------  --------------------

Shares used in per share calculation                                      6,874,416         6,208,735             5,593,146
                                                                   ----------------- -----------------  --------------------
                                                                   ----------------- -----------------  --------------------

Diluted income (loss) per share
     Income (loss) before extraordinary loss                              $   (3.25)        $    0.45               $  0.50
     Extraordinary loss                                                       (0.40)            (0.03)                    -
                                                                   ----------------- -----------------  --------------------

         Total                                                            $   (3.65)        $    0.42               $  0.50
                                                                   ----------------- -----------------  --------------------
                                                                   ----------------- -----------------  --------------------

Shares used in per share calculation                                      6,874,416         6,818,031             5,593,146
                                                                   ----------------- -----------------  --------------------
                                                                   ----------------- -----------------  --------------------

   The accompanying notes are an integral part of these financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                      (IN THOUSANDS, EXCEPT COMMON SHARES)

                                                                                                       RETAINED         TOTAL
                                                                     ADDITIONAL                         EARNINGS      STOCKHOLDERS'
                                                 COMMON     COMMON    PAID-IN    TREASURY             (ACCUMULATED      EQUITY
                                                 SHARES      STOCK    CAPITAL     STOCK     WARRANTS    DEFICIT)       (DEFICIT)
                                              -----------  --------  ---------  ---------- ---------  -------------  -----------

Balance, September 8, 1995                         1,000    $    -   $    250    $      -   $     -      $ (16,340)   $ (16,090)

Elimination of the Predecessor                    (1,000)   $    -   $   (250)   $      -   $     -      $  16,340    $  16,090
Issuance of common stock                       6,725,350        97      9,650           -         -              -        9,747
Net income                                             -         -          -           -         -          2,788        2,788
                                              -----------  --------  ---------  ---------- ---------  -------------  -----------

Balance, June 30, 1996                         6,725,350        97      9,650           -         -          2,788       12,535

Recapitalization:
    Issuance of common stock                   3,566,173        52     22,273           -         -              -       22,325
    Repurchase of common stock                (6,164,034)        -          -     (45,228)        -              -      (45,228)
    Dividends                                          -         -          -           -         -         (1,520)      (1,520)
    Transfer to redeemable common stock       (1,199,744)      (17)    (2,045)          -         -              -       (2,062)
Issuance of common stock:
    Existing shareholders and management       1,741,602        25     12,075           -         -              -       12,100
    Acquisition of businesses                    351,771         5      2,519           -         -              -        2,524
Tax benefit from exercise of stock options             -         -        561           -         -              -          561
Net income                                             -         -          -           -         -          2,840        2,840
                                              -----------  --------  ---------  ---------- ---------  -------------  -----------
Balance, June 30, 1997                         5,021,118       162     45,033     (45,228)        -          4,108        4,075

Issuance of common stock:
    Existing shareholders and management         713,196         7      5,123           -         -              -        5,130
    Acquisition of businesses                     39,204         1        625           -         -              -          626
Issuance of warrants                                   -         -          -           -     8,250              -        8,250
Purchase of redeemable common stock, net               -         -         36        (260)        -              -         (224)
Accretion of redeemable common stock                   -         -          -           -         -           (240)        (240)
Accretion of Series A preferred stock                  -         -          -           -         -           (410)        (410)
Par value adjustment                                   -      (158)       158           -         -              -            -
Series A Preferred stock dividends                     -         -          -           -         -         (2,738)      (2,738)
Net loss                                               -         -          -           -         -        (21,960)     (21,960)
                                              -----------  --------  ---------  ---------- ---------  -------------  -----------
Balance, June 30, 1998                         5,773,518    $   12   $ 50,975    $(45,488)  $ 8,250      $ (21,240)   $  (7,491)
                                              -----------  --------  ---------  ---------- ---------  -------------  -----------
                                              -----------  --------  ---------  ---------- ---------  -------------  -----------

   The accompanying notes are an integral part of these financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)

                                                                                                                 SEPTEMBER 8, 1995
                                                                                YEAR ENDED       YEAR ENDED            THROUGH
                                                                              JUNE 30, 1998    JUNE 30, 1997       JUNE 30, 1996
                                                                              ---------------  ---------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                             $ (21,960)        $  2,840           $ 2,788
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                                 5,977            3,441               598
         Interest paid in kind                                                           602              284                 -
         Deferred income taxes                                                       (10,080)           2,631             2,268
         Extraordinary loss, write-off of deferred financing costs                     2,792                -                 -
         Changes in operating assets and liabilities, net of effect of acquired businesses:
            Decrease (increase) in accounts receivable                                  (984)          (9,435)           (8,568)
            Decrease (increase) in inventories                                        (2,717)          (4,273)            1,920
            Decrease (increase) in prepaid expenses and other current assets            (819)            (260)             (407)
            Decrease (increase) in noncurrent tree inventory                          (3,066)            (372)                -
            Decrease (increase) in other long term assets                                 65             (396)                -
            Increase (decrease) in accounts payable                                    3,482              596              (556)
            Increase (decrease) in accrued liabilities                                   843            1,670            (1,207)
            Increase (decrease) in other liabilities                                       -             (819)             (321)
                                                                              ---------------  ---------------  ----------------

                Net cash used in operating activities                                (25,865)          (4,093)           (3,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid in business acquisitions, net of cash acquired                        (40,539)         (52,069)           (8,966)
     Purchases of fixed assets                                                       (13,508)          (6,181)           (1,529)
     Proceeds from sale of fixed assets                                                    -               16               835
                                                                              ---------------  ---------------  ----------------

         Net cash used in investing activities                                       (54,047)         (58,234)           (9,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds (payments) on cash overdraft                                          (787)           3,520                 -
     Issuance of common stock                                                          5,130           34,439             9,746
     Purchase of treasury stock                                                         (260)         (37,124)                -
     Financing and organizational costs                                                 (616)          (5,584)                -
     Dividend paid                                                                         -             (614)                -
     Issuance of preferred stock and warrants                                         40,000                -                 -
     Proceeds from borrowings                                                        136,803           98,035             1,936
     Debt and stock issuance costs                                                    (8,051)               -                 -
     Net borrowings under revolving line of credit                                    11,933            3,598             3,791
     Repayments of long-term debt                                                   (104,758)         (31,882)           (1,627)
                                                                              ---------------  ---------------  ----------------

         Net cash provided by financing activities                                    79,394           64,388            13,846

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (518)           2,061               701

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       2,762              701                 -
                                                                              ---------------  ---------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   2,244         $  2,762           $   701
                                                                              ---------------  ---------------  ----------------
                                                                              ---------------  ---------------  ----------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                                                  $  11,725         $  3,876           $   936
                                                                              ---------------  ---------------  ---------------
                                                                              ---------------  ---------------  ---------------

         Income taxes                                                              $       -         $      -           $     2
                                                                              ---------------  ---------------  ---------------
                                                                              ---------------  ---------------  ---------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:



     Stock issued for acquisitions                                                 $     626         $  2,524           $     -
                                                                              ---------------  ---------------  ---------------
                                                                              ---------------  ---------------  ---------------

     Issuance of notes payable in connection with acquisition                      $   1,000                            $     -
                                                                              ---------------  ---------------  ---------------
                                                                              ---------------  ---------------  ---------------

     Issuance of notes receivable in connection with asset sale                    $       -         $  1,170           $     -
                                                                              ---------------  ---------------  ---------------
                                                                              ---------------  ---------------  ---------------

     Issuance of notes payable in connection with treasury stock purchase          $       -         $  7,100           $     -
                                                                              ---------------  ---------------  ---------------
                                                                              ---------------  ---------------  ---------------

     Series A Preferred Stock dividends                                            $   2,738         $      -           $     -
                                                                              ---------------  ---------------  ---------------
                                                                              ---------------  ---------------  ---------------

    The acompanying notes are an integral part of these financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.   BASIS OF PRESENTATION,  OPERATIONS, AND SIGNIFICANT EVENTS

OPERATIONS

         The Company is a producer and distributor of packaged bedding plants and flowers, groundcover, ornamental plants and shrubs, and commencing in 1997, Christmas trees. Color Spot's Christmas tree business is conducted through its wholly owned subsidiary, Color Spot Christmas Trees, Inc. As of June 30, 1998, the Company operates 19 production facilities located in 5 states. In addition, the Company owns or leases growing fields for Christmas Trees in Oregon, Michigan, North Carolina, and Tennessee. The Company sells primarily to general merchandise stores, home improvement stores, retail garden stores and commercial landscapers, located predominantly in California, Texas and other western states.

         In 1998 the Company reported a net loss before income taxes and extraordinary items of $ 29.7 million and used $25.9 million of cash in operating activities. Consequently, the Company was not in compliance with certain financial covenants on its revolving credit facility at March 26, 1998 and June 30, 1998, but a waiver was obtained from the banks for the violations. The Company's operating results were adversely impacted by the severe weather associated with El Nino, and inventory overproduction that resulted in the write-off of unsaleable excess products.

         In order to improve its operating results the Company has hired several new executives with significant operating experience to bolster its current management team and adjust the production process to attempt to better match supply and demand and limit excess inventory while maintaining high quality customer service. The management team is analyzing other operational changes and anticipates recording a non-recurring pre-tax charge of approximately $5.0 million in the first quarter of fiscal 1999 and may record an additional charge in the second quarter of fiscal 1999. In addition, on July 1, 1998, the Company will record a $1.7 million non-cash charge, net of tax benefit, related to the write-off of organizational costs in accordance with Statements of Position 98-5, "Reporting on the Costs of Start-Up Activities".

         On October 15, 1998, the Company entered into a loan agreement providing up to $70.0 million. In connection with this loan agreement, the Company's revolving credit facility was repaid in full and the revolving credit facility, the associated acquisition term loan facility and supplemental line were terminated. The Company will record a $0.8 million non-cash extraordinary charge, net of tax benefit, related to the write-off of unamortized financing costs associated with the terminated facilities in its second fiscal quarter of 1999 (see Note 20-Subsequent Events).

         Although the accompanying financial statements have been prepared contemplating the realization of all recorded assets, including intangible assets and deferred tax assets of $56.1 million and $20.2 million, respectively, and the satisfaction of liabilities in the normal course of business, the Company must generate sufficient cash flow to meet its obligations as they come due, comply with the terms of its new credit facility, including attaining its financial covenants, and ultimately attain profitability and achieve its other business objectives or there will be a material adverse impact on the Company's business, financial position and results of operations. No assurance can be provided that the Company will be able to attain profitability or achieve its business objectives.

LEVERAGE AND FINANCING

         As of June 30, 1998, the Company has approximately $135 million of consolidated long-term indebtedness and an accummulated deficit of $7.5 million. Simultaneously with the completion of the Company's 1997 offerings of preferred stock and debt, the Company entered into a loan agreement with a number of banking institutions, led by Credit Agricole Indosuez. As of June 30, 1998, the Company was in default on the loan agreement and its ability to borrow an additional $110 million under the loan agreement was suspended indefinitely. Although the Company succeeded in refinancing the debt on October 14, 1998, there can be no assurance that the Company will be able to generate sufficient cash flows and financial goals to comply with debt covenants in the future.

         The Company may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing its indebtedness and capital stock. Accordingly, the Company has significant debt service obligations. The Company's debt service obligations will have important consequences to holders of the Senior Subordinated Notes, the Series A Preferred Stock, its common stock and the Warrants (see Notes 10, 12, and 13), including the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for operations, acquisitions, future business opportunities and other purposes and increasing the Company's vulnerability to adverse general economic and industry conditions; (ii) the Company's leveraged position may increase its vulnerability to competitive pressures;
(iii) the financial covenants and other restrictions contained in the new loan agreement (see Note 20), the indenture and the certificate of designation for the Series A Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

         The Company's ability to make scheduled principal and interest payments or to refinance its indebtedness to pay dividends and make redemption payments on the Series A Preferred Stock and to pay dividends on its common stock depends on future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond its control. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, pay dividends, make redemption payments and fund necessary capital expenditures. If unable to do so, the Company may be required to refinance all or a portion of its existing debt including the Notes, sell assets or obtain additional financing. There can be no assurance that any such refinancing or that any such sale of assets or additional financing would be possible on terms reasonably favorable to the Company, or at all. In addition, unforeseen problems, delays, expenses and difficulties as well as changes in economic and regulatory or competitive conditions may lead to cost increases that would make the Company's current cash flow and borrowings available under its loan agreements insufficient to meet the Company's capital needs.

         The Company's new loan agreement (see Note 20) restricts, among other things, the Company's ability to incur additional indebtedness, incur liens, pay or declare dividends, enter into any transaction not in its usual course of business, guarantee or otherwise become in any way liable with respect to the obligations of another party or entity, merge or consolidate with another person or sell or transfer any collateral (except for the sale of inventory in the ordinary course of the Company's business). A breach of any of these covenants could result in a default under the new loan agreement. Upon the occurrence of an Event of Default (as defined in the new loan agreement) the lenders could elect to declare all amounts outstanding under the new loan agreement, together with accrued interest, to be immediately due and payable. If the Company were unable to pay those amounts the lenders could proceed against the collateral granted to them to secure that indebtedness. If the new loan agreement indebtedness were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay the indebtedness in full and other indebtedness of the Company. Substantially all of the assets of the Company have been pledged as security under the new loan agreement. The restrictions described above, in combination with the leveraged nature of the Company, may limit the Company's ability to obtain financing in the future or may otherwise restrict corporate activities.

BASIS OF PRESENTATION AND RECAPTALIZATION

         The consolidated balance sheets as of June 30, 1998 and 1997, and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1998 and 1997 and the period from inception, September 8, 1995, through June 30, 1996, include the accounts of Color Spot Nurseries, Inc., a Delaware corporation ("Color Spot"), and its wholly owned subsidiaries (collectively referred to as the "Company") reflecting the merger of CSN, Inc. ("CSN," the former parent company of Color Spot Nurseries, Inc.) into Color Spot Nurseries, Inc., which occurred simultaneously with the consummation of the Company's Senior Subordinated Note, Series A Preferred Stock and Warrant offerings on December 24, 1997 (see Notes 10, 12, and 13). The merger was accounted for as a reorganization of entities under common control; therefore no purchase accounting adjustments were recorded. On September 8, 1995, certain net assets owned by Color Spot, Inc. (the "Predecessor") were acquired by CSN for approximately $12 million. CSN was formed by Heller Equity Capital Corporation ("Heller") and certain members of CSN senior management on September 8, 1995. This transaction was accounted for using the purchase method of accounting. At June 30, 1996, the allocation of the purchase price was based upon preliminary estimates of fair value and was finalized during 1997 upon resolution of a dispute, resulting in an adjustment to the purchase price of approximately $400,000. On December 31, 1996, KCSN Acquisition Corporation, L.P. ("KCSN"), a partnership controlled by Kohlberg & Company, LLC ("Kohlberg") and unrelated to the Company, acquired control of the Company through a series of stock transactions accounted for as a recapitalization. In connection with the recapitalization, CSN borrowed $37.3 million, purchased 6,164,034 shares of its common stock at $7.17 per share, including all shares owned by Heller, which controlled the Company at the time, and certain shares owned by management ($37.1 million in cash and a $7.1 million, 8.0% subordinated convertible note), sold 3,566,173 shares of stock to KCSN and certain members of management for $7.17 per share ($22.3 million) and repaid $14.1 million of its prior indebtedness. In addition, transaction fees of $2.9 million were paid and recorded as a reduction of capital, $1 million of financing fees were paid and recorded as loan fees on the balance sheet, an aggregate dividend to stockholders of record prior to the recapitalization of $1.5 million was declared to the existing stockholders immediately prior to the recapitalization and a prepayment penalty of $415,000 was incurred in connection with the early extinguishment of debt.

OFFERINGS

         In December 1997, the Company sold $100 million of 10 1/2% Senior Subordinated Notes and 40,000 units each consisting of one share of 13% Series A Cumulative Preferred Stock and 825,000 Warrants each representing the right to purchase one share of the Company's common stock for $0.01 each. The Company raised $133.5 million net of fees and expenses, from these offerings which it used to repay existing indebtedness (see Notes 10 and 13).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Color Spot and its wholly owned subsidiaries. All material intercompany amounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         Cash includes cash and cash equivalents that consist of highly liquid investments having maturities of three months or less when acquired. Cash and cash equivalents includes restricted cash of $238,000, of which $98,000 is being held to satisfy an obligation to purchase common stock from certain stockholders through December, 1998. This repurchase obligation is included in redeemable common stock on the accompanying consolidated balance sheet. In addition, $140,000 is being held to satisfy an obligation to purchase Christmas trees from a supplier.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Tree inventories are stated at average cost and are classified as long-term assets until they are harvested. Inventory costs include material and labor and production costs directly associated with the growing process. Direct costs associated with inventory shrink are charged to cost of sales as a period expense. Reserves are recorded for inventory quantities in excess of projected sales.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment purchased in acquisitions are recorded at fair value as prescribed by the purchase method of accounting. Subsequent purchases of property, plant and equipment are recorded at cost. For assets held financed under capital leases, the present value of the future minimum lease payments is recorded at the date of acquisition as equipment, with a corresponding amount recorded as a capital lease obligation.

         Depreciation is computed on a straight-line basis over the following estimated useful lives:

           ASSET CLASSIFICATION                      ESTIMATED USEFUL LIFE
           --------------------                      ---------------------
           Land Improvements                         40 years
           Buildings                                 15 to 20 years
           Machinery and equipment                   5 to 10 years
           Computer equipment                        3 to 5 years
           Furniture and fixtures                    5 to 10 years
           Leasehold improvements                    5 years

         Major renewals and improvements that extend the useful life of an asset are capitalized; routine maintenance and repairs are expensed as incurred. Upon sale or retirement of assets, the asset cost and related depreciation are removed from the accounts and any related gain or loss is reflected in the company's operating results.

SOFTWARE

         Purchases of software, including internal and external development costs, are capitalized and amortized over three years using the straight-line method.

INTANGIBLE ASSETS

         Amortization is computed on a straight-line basis over the shorter of estimated useful lives or contract periods. The following useful lives are used for recognizing amortization expense:


         INTANGIBLE CATEGORY                       ESTIMATED USEFUL LIFE
         -------------------                       ---------------------
         Goodwill                                  40 years
         Trademarks and patents                    15 years
         Organization costs                        5 years
         Noncompete agreements                     5 years
         Financing costs                           Term of debt

         Goodwill represents the excess of cost over the estimated fair value of the net assets of acquired businesses. Should events or circumstances occur subsequent to any business acquisition which bring into question the realizable value or impairment of any component of goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make appropriate adjustments. The Company's principal considerations in determining impairment include the strategic benefit to the Company of the particular business related to the questioned component of goodwill as measured by undiscounted current and expected future operating income levels of that particular business and expected undiscounted future cash flows.

SERIES A PREFERRED STOCK AND WARRANTS

         The Company is required to redeem all outstanding shares of Series A Preferred Stock at a price equal to the liquidation preference (see Note 13), plus accrued and unpaid dividends, if any, at December 15, 2008. The Series A Preferred Stock may be redeemable in whole or in part, at the Company's option on or after December 15, 2002 at specified redemption prices. The difference between the carrying amount and redemption amount is accreted over eleven years (the period from the date of issuance to the date of mandatory redemption). As a result of the mandatory redemption feature, redeemable Preferred Stock is classified outside of stockholders' equity.

         Warrants are recorded at their estimated fair value on the date of issuance.

REDEEMABLE COMMON STOCK

         The Company is required to repurchase shares of Common Stock from certain management stockholders in the event of their termination due to their death or permanent disability. Such repurchases are at fair market value as determined by the Board of Directors. The Board of Directors will retain an independent appraisal firm to assist them in determining the fair market value of the Common Stock on a periodic basis. The difference between the carrying amount of the redeemable Common Stock and its fair value is accreted over the life expectancy of the management stockholders by charging "retained earnings." As a result of the redemption feature, Redeemable Common Stock is classified outside of stockholders' equity (irrespective of voting rights of the stock).

FINANCIAL INSTRUMENTS

         The carrying amounts for cash, receivables and accounts payable approximate fair value due to the short-term nature of these instruments. Other fair value disclosures are in the respective notes.

         In order to decrease its exposure to unfavorable interest rate movements, the Company may from time to time, purchase interest rate protection agreements to cap the interest rates on its floating rate obligations. The purchase price of the interest rate protection agreements is capitalized and amortized over the life of the agreement. Amortization of the purchase price is charged to interest expense. Subsequent to purchase, the Company does not have any cash requirements related to its interest rate cap agreements. If interest rates exceed the interest rate on the interest rate protection agreement, the Company's counterparty will pay the Company the differential between the interest due on a floating basis and the interest due on the fixed basis. Payments made by the Company's counterparties are recorded as a reduction of interest expense in the period earned (see Note
10).

REVENUE RECOGNITION

         Revenue is recognized when products are shipped to the customer. Sales returns and allowances are recorded as a charge against revenue in the period in which the related sales are recognized.

INCOME TAXES

         Income taxes are recognized utilizing the asset and liability method under which deferred income taxes are recognized for the consequences of temporary differences by applying currently enacted statutory rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

EARNINGS PER SHARE

         Basic earnings per share was calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the impact of common stock options and warrants outstanding, if dilutive. Earnings per share and all share data for all periods presented reflect the Company's 0.69-for-one reverse stock split, which occurred in December, 1997.

ASSET IMPAIRMENT

         Long-lived assets, certain identifiable intangible assets and goodwill will be reviewed for impairment when expected future undiscounted cash flows are less than the carrying value of the asset. No charges were recorded pursuant to this statement in fiscal 1998 or 1997 (see Note 1).

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company has adopted the disclosure provisions of SFAS 123, and as permitted by the provisions therein continues to measure compensation costs related to stock option activities in accordance with APB 25.

COMPREHENSIVE INCOME AND SEGMENTS

         In 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). In 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the manner in which management organizes segments within a company for making operating decisions and assessing performance. The management approach replaces the notion of industry and geographic segments. SFAS establishes a new accounting model for derivative instruments and hedging activities. The Company will adopt SFAS 130 and SFAS 131 in fiscal year 1999 and SFAS 133 in fiscal year 2000. The Company believes adoption of SFAS 130, SFAS 131 and SFAS 133 will not significantly affect the Company's financial position, results of operations or financial statement presentation.

3.  CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. The Company sells primarily on 30-day terms, performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable because the majority of its customers are large, established retail customers with operations throughout the United States. Most of the Company's sales are in California and Texas. The Company maintains an allowance for potential credit losses. For the periods ended June 30, 1998, 1997 and 1996 sales to the eight largest customers constituted 71%, 75% and 82% of net sales, respectively. Sales to the Company's largest customer constituted 35%, 39% and 41% of net sales in these respective periods. Accounts receivable balances generally reflect the net sales percentages for the Company's largest customers. Because of the credit worthiness of its largest customers, the Company believes its credit risk is mitigated. The loss of, or reduction in orders from, any major retail customer could have a material adverse effect on the Company.

4.  INVENTORIES

         Inventories at June 30, 1998 and 1997, consisted of the following (in thousands):

                                                              1998            1997
                                                         ---------------- --------------
        Current:
           Outdoor flowers and vegetable plants                  $39,764        $24,811
           Raw materials and supplies                              7,565          3,374
           Tree inventories                                            0          1,095
           Inventory reserve                                     (5,023)          (426)
                                                         ---------------- --------------
                Total current inventories                         42,306         28,854

        Noncurrent:
           Tree inventories                                        3,607            541
                                                         ---------------- --------------
                Total inventories, net                            45,913         29,395
                                                         ---------------- --------------
                                                         ---------------- --------------

5.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of June 30, 1998 and 1997, consisted of the following (in thousands):

                                                              1998            1997
                                                     ---------------- --------------
        Land and land improvements                           $10,047         $8,621
        Greenhouses and buildings                             21,157          9,029
        Furniture and fixtures                                 4,593          2,108
        Machinery and equipment                               16,333         10,929
        Leasehold improvements                                 5,356          2,587
        Assets under capital leases                            1,068            752
        Construction in progress                               2,721            550
                                                     ---------------- --------------
                                                              61,275         34,576
        Less:  Accumulated depreciation                       (7,078)        (2,802)
                                                     ---------------- --------------
                Total property, plant and equipment          $54,197        $31,774
                                                     ---------------- --------------
                                                     ---------------- --------------

         Depreciation expense for the periods ended June 30, 1998, 1997 and 1996 was $3,048,000, $2,296,000 and $504,000, respectively. Greenhouses with an original cost of $5,915,000 and $4,961,000 at June 30, 1998 and June 30, 1997, respectively, are in service on property leased by the Company under operating lease agreements.

6.  NOTES RECEIVABLE

         Notes receivable primarily represent amounts due from third parties relating to land and investment assets acquired and later sold in connection with the acquisition of B&C Growers and Sunrise Growers, Inc. The assets were sold at their carrying values of $1,170,000 and $250,000, respectively; therefore no gain or loss was recognized on the dispositions. The assets, which were sold did not contribute to the Company's results of operations. The notes require monthly principal and interest payments ranging from $1,000 to $10,000 with interest rates ranging from 7.5% to 9.0%. Unpaid principal and interest are due between December 2001 and March 2007 and are secured by the underlying assets sold. The carrying amount of the notes receivable approximates fair value. Other notes receivable of $228,000 represent amounts due from third parties for the purchase of Christmas trees and is due in August, 1998.

7.  INTANGIBLE ASSETS

         Intangible assets as of June 30, 1998 and 1997, consisted of the following (in thousands):

                                                   1998            1997
                                              ---------------- --------------
        Goodwill                                      $47,517        $23,971
        Organization costs                              3,578          1,670
        Financing costs                                 5,911          4,352
        Noncompete agreements                           1,694          1,731
        Other                                             911            856
                                              ---------------- --------------
                                                       59,611         32,580
        Less:  Accumulated amortization               (3,494)        (1,197)
                                              ---------------- --------------
                Total intangible assets               $56,117        $31,383
                                              ---------------- --------------
                                              ---------------- --------------

Amortization expense for the periods ending June 30, 1998, 1997 and 1996 was $2,929,000, $1,145,000, and $94,000, respectively.

On July 1, 1998, the Company will record a $1.7 million non-cash charge, net of tax benefit, related to the write-off of organizational costs in accordance with Statements of Position 98-5, "Reporting on the Costs of Start-Up Activities".

8.  ACQUISITIONS

         During the years ended June 30, 1998 and 1997, the Company effected the following acquisitions:


        ENTITY                                   DATE OF ACQUISITION
        ------                                   -------------------
        NAB Nursery, Inc.                        October 1, 1996
        B&C Growers                              October 28, 1996
        Sunrise Growers, Inc.                    November 18, 1996
        Sunnyside Plants, Inc.                   January 21, 1997
        Lone Star Growers Co.                    February 20, 1997
        Signature Trees                          March 14, 1997
        Hi-C Nursery                             April 4, 1997
        Plants, Inc.                             July 31, 1997
        Peters' Wholesale Greenhouses, Inc.      July 31, 1997
        Wolfe Greenhouses, LLC                   July 31, 1997
        Cracon, Inc.                             August 5, 1997
        Summersun Greenhouse Co.                 August 11, 1997
        Oda Nursery, Inc.                        September 3, 1997

         The entities acquired are growers and distributors of live plants, except for Signature Trees and Cracon, Inc., which grow, broker and distribute Christmas trees. Financial results of the entities acquired are included in the results of operations of the Company subsequent to the date of acquisition.

         The purchase price, certain costs related to the acquisitions and the allocation of the purchase price to the underlying net assets acquired in the acquisitions during years ended June 30, 1998 and 1997 were as follows (in thousands):

                                                                             1997
                          ------------------------------------------------------------------------------------------------------
                             NAB
                           Nursery,       B&C         Sunrise       Sunnyside     Lone Star     Signature      Hi-C
                             Inc.       Growers    Growers, Inc.  Plants, Inc.   Growers Co.    Trees Co.    Nursery      Total
                          ---------     -------    -------------  ------------   -----------    ---------    -------      -----
Purchase price              1,782          935         2,416          3,270         37,305        3,175        3,536      52,419

Organization and
 financing costs              120          210           565            123          1,328          108          159       2,613
                            -----        -----         -----          -----         ------        -----        -----      ------
Total purchas price         1,902        1,145         2,981          3,393         38,633        3,283        3,695      55,032

Less: Value assigned
to assets and liabilities

Current assets                973          569           963          2,611         14,266          747        1,975      22,104
Long-term assets              785          693         2,212            932         14,763          288        2,028      21,701
Current liabilities          (783)        (146)         (194)          (761)        (4,656)         (48)      (1,593)     (8,181)
Long-term liabilities         -            -             -              -             -             -            -           -
Debt                          -           (181)          -              -           (5,000)        (137)         -        (5,318)
                            -----        -----         -----          -----         ------        -----        -----      ------
                              975          935         2,981          2,782         19,373          850        2,410      30,306
                            -----        -----         -----          -----         ------        -----        -----      ------
Goodwill                      927          210            -             611         19,260        2,433        1,285      24,726
                            -----        -----         -----          -----         ------        -----        -----      ------


                                                                        1998
                          -----------------------------------------------------------------------------------------------
                                           Peters
                                          Wholesale         Wolfe                        Summersun
                           Plants,      Greenhouses,     Greenhouses       Cracon,      Greenhouse       ODA
                             Inc.           Inc.             LLC            Inc.          Company     Nurseries     Total
                           -------      ------------     -----------       -------      -----------   ---------     -----
Purchase price              4,088           5,698           6,161          1,954           7,546       16,052      41,499

Organization and
 financing costs              223             394             413             91             286          479       1,886
                            -----          ------           -----          -----           -----       ------      ------
Total purchase price        4,311           6,092           6,574          2,045           7,832       16,531      43,385

Less: Value assigned
to assets and liabilities

Current  assets               994           1,434           1,355             -            1,693        7,356      12,832
Long-term assets            3,623           3,226           4,242            276           1,520        3,566      16,453
Current liabilities          (321)         (1,155)           (644)            -             (952)      (2,941)     (6,013)
Long-term liabilities         -            (1,241)            -               -              -            -        (1,241)
Debt                         (307)            -               -               -              -           (491)       (798)
                            -----          ------           -----          -----           -----       ------      ------
                            3,989           2,264           4,953            276           2,261        7,490      21,233
                            -----          ------           -----          -----           -----       ------      ------
Goodwill                      322           3,828           1,621          1,769           5,571        9,041      22,152
                            -----          ------           -----          -----           -----       ------      ------

The Company accounted for all of these acquisitions under the purchase method of accounting. The allocation of the purchase price to the underlying net assets acquired is based upon preliminary estimates of the fair value of the net assets, which may be revised at a later date. It is anticipated that any purchase price allocation adjustments will be made within one year from the date of acquisition. Management does not believe that the final allocations of the purchase prices will have a material effect on the Company's financial position or results of operations. In connection with certain acquisitions occurring in fiscal 1998, the Company issued 39,204 shares of common stock, which were valued at $15.94 per share. In connection with the fiscal 1997 acquisitions of Lone Star Growers Co., Signature Trees and the other acquisitions, the Company issued 278,940, 55,788 and 17,434 shares of common stock, respectively, which were valued at $7.17 per share, a price negotiated between the parties. A Vice-Chairman of the Company is a 20% partner of Signature Trees. In connection with the acquisition of Signature Trees, he received $600,000.

         Results of operations of the acquired entities subsequent to the purchase date are included in the consolidated financial statements. Pro forma operating results of the Company, assuming the fiscal 1997 acquisitions occurred on September 8, 1995, and the fiscal 1998 acquisitions occurred on July 1, 1996 are presented below (in thousands, except share data).

                                                                                          September 8,
                                                         Year Ended        Year Ended     1995 through
                                                      June 30, 1998     June 30, 1997    June 30, 1996
                                                   -----------------  ---------------- ----------------
                                                        (unaudited)       (unaudited)      (unaudited)

      Net sales                                           $ 189,594          $183,074        $ 101,374

      Income (loss) before extraordinary loss               (19,815)            3,067            2,796
         Preferred stock dividends/accretion                 (3,148)                -                -
                                                   -----------------  ---------------- ----------------
              Income applicable to common share
                 holders                                  $ (22,963)          $ 3,067          $ 2,796
      Income (loss) per share before
      extraordinary loss:
         Basic earnings (loss) per share                      (3.34)             0.47             0.36
         Diluted earnings (loss) per share                    (3.34)             0.43             0.36
      Shares used in per share calculation
         Basic                                            6,877,983         6,479,814        7,858,279
         Diluted                                          6,877,983         7,089,110        7,858,279


         Shares issued in connection with the Company's acquisitions have been included in the calculations as if they were outstanding for all periods presented.

9. ACCRUED LIABILITIES

         Accrued liabilities as of June 30, 1998 and 1997, consisted of the following (in thousands):

                                                         1998          1997
                                                     ------------ -------------
Compensation and benefits                                 $6,832        $4,750
Cash Overdraft                                             2,733         3,520
Payable due to related party                                   -           164
Other                                                      4,839         3,961
                                                     ------------ -------------
     Total accrued liabilities                            14,404        12,395
                                                     ------------ -------------
                                                     ------------ -------------

10.   DEBT

         In December 1997, simultaneous with the Series A Preferred Stock and Warrants offering (see Note 13), the Company sold $100 million of 10 1/2 % Senior Subordinated Notes (the "Notes"). The Company raised, net of fees and expenses, $133.5 million from the Notes and Series A Preferred Stock and Warrants offerings (the "Offerings"). The Company used the proceeds from the Offerings to extinguish existing debt. As a result of the early extinguishment of debt, the Company recognized an extraordinary loss on the write-off of deferred financing costs of $2.8 million, net of tax (see Note 18).

         Simultaneous with the completion of the Offerings, the Company entered into a new loan agreement with a syndicate of banks. The new agreement provided the Company with a two-year acquisition term loan facility of $75.0 million, a five-year revolving facility of $40.0 million and a five-year supplemental line of $35.0 million. The loan agreement, among other things, requires the Company to comply with certain financial and non-financial covenants, restricts the Company's ability to incur additional indebtedness, pay or declare dividends and enter into certain transactions. At June 30, 1998, the Company had outstanding borrowings of $24.0 million on the revolving credit facility and no borrowings on the acquisition term loan or the supplemental line. At June 30, 1998, the Company was in default of certain financial covenants relating to these loans. On August 7, 1998, the credit agreement was amended and the lender waived any default or event of default caused by the Company's failure to meet certain covenants at June 30, 1998. The Company also was out of compliance with certain financial covenants at March 26, 1998 and received a waiver of such default for the March 1998 test period. The August amendment also halted borrowings under both the acquisition term loan and the supplemental line. In October 1998, the Company entered into a $70 million loan agreement with a group of lenders and terminated its acquisition term loan, five-year revolving facility and five-year supplement line (see Note 20).

         Debt as of June 30, 1998 and 1997, consisted of the following (in thousands):

                                                                                      1998         1997
                                                                                  ------------ ------------
Senior Subordinated Notes redeemable, in whole or in part, at the option of the
Company, at any time on or after December 15, 2002 at specified redemption prices.  Interest accrues at 10 1/2% per annum and is payable semiannually on each June 15 and December 15 beginning on June 15, 1998 and maturing on
December 15, 2007.                                                                   $100,000            -

Five year revolving credit facility up to $40,000 based on eligible accounts receivable and inventory.  Advances under the line accrue interest at the
Company's option, at the prime rate plus 1.25% (9.75% at June 30, 1998) or
LIBOR plus 2.75% (ranging from 8.41% to 8.44% at June 30, 1998).  The line is secured by substantially all the Company's assets.  This credit facility must be reduced annually below $15,000 for a 30-day period between the months of
July through September (such requirement was waived for the period ended
September 30, 1998).                                                                   24,038            -

Revolving line of credit in the amount of $27,500.  Advances under the line accrue interest, at the Company's option, at the prime rate plus 1.25%, or
LIBOR plus 2.75%.  The line was secured by substantially all of the Company's
assets and was extinguished in December 1997 with proceeds from the Offerings.              -       12,105

Term loan in the amount of $25,000.  The loan accrues interest, at the
Company's option, at the prime rate plus 1.25%, or LIBOR plus 2.75%.  The loan is secured by substantially all of the Company's assets and was extinguished in
December 1997 with proceeds from the Offerings.                                             -       23,925

Term loan in the amount of $35,000.  The loan accrues interest, at the
Company's option, at the prime rate plus 1.75% or LIBOR plus 3.25%.  The loan was secured by substantially all of the Company's assets and was extinguished
in December 1997 with proceeds from the Offerings.                                          -       34,825



Acquisition loans under a revolving line of $15,000. Advances under the acquisition loans accrue interest at the Company's option, at the prime rate plus 1.75%, or LIBOR plus 3.25%. The loan was secured by substantially all of the Company's assets and was extinguished in December 1997 with proceeds from
the Offerings.                                                                              -        8,227

Convertible note payable to the former majority owner of the Company in conjunction with the recapitalization at December 31, 1996. The holder of the note may convert all or any portion of the principal and accrued interest into non-voting common stock, provided that if converted in connection with a public offering, the shares will be converted to voting common stock. The conversion price is $20.09 per share and is subject to adjustments. If not converted, the note requires full payment of principle and all accrued and unpaid interest on
December 31, 2004.  The note bears interest at 8%.  At June 30, 1998 and 1997, the unpaid accrued interest amount of $602 and $281 respectively, was
capitalized into the original principal balance of $7,100.                              7,986        7,384

Amounts due pursuant to noncompete agreements resulting from various acquisitions by the Company.  The individual agreements require monthly payments ranging from $0.1 to $10 with all unpaid principal due on dates
ranging from January 1, 2000 through April 4, 2002.                                     1,073        1,395

In connection with acquisition of ODA Nursery, Inc., the Company issued a 9%
Subordinated Promissory Note with a principal amount of $1,000 to stockholders of ODA Nursery, Inc. on September 3, 1997. Interest at the rate of 9% per annum accrues daily and is payable monthly in arrears. The note is due on August 31,
2004. The note is subject to mandatory redemption prior to August
31, 2004 on the nine-month anniversary of the date on which the Company
completes an initial registered public offering of any class of common stock.           1,000            -

Other debt consists of equipment notes, bank loans and real estate notes. These debts have varying payment terms (monthly or at maturity). Monthly principal payments range from $0.5 to $8. Two notes are due in full in July
1997 and December 2001, in the amounts of $99 and $500 respectively.  Interest rates on these debts range from 7.9% to 10.75%, with maturity dates ranging
from July 1997 through February 2002.                                                   1,391        1,620

Various capital lease obligations were incurred in conjunction with the rental of equipment. The leases require monthly principal payments ranging from $0.2 to $13.  Interest rates on the leases range from 6% to 17.9%.  Maturity dates
range from January 1998 through September 2001.                                           609          627

                                                                                  ------------ ------------
Total Debt                                                                            136,097       90,108
Less:  Current maturities                                                              (1,053)      (6,700)
                                                                                  ------------ ------------
Long-term portion                                                                    $135,044      $83,408
                                                                                  ------------ ------------
                                                                                  ------------ ------------

         The Company has entered into interest rate protection agreements to cap the interest rate on certain outstanding loans. The principal protected at June 30, 1998 and 1997 is approximately $35 million and $37 million, respectively, with interest rate caps ranging from 8.5% to 9.8% in 1998 and 1997. The Company is paid to the extent that the three month LIBOR exceeds the cap rates. In 1998 and 1997 the carrying amount of the interest rate protection agreement is $62,000 and $125,000, respectively. The interest rate protection agreements were purchased by the Company in order to decrease its exposure to unfavorable interest rate movements. The Company is exposed to credit losses in the event of counterparty nonperformance, but does not currently anticipate any such losses because the counterparties are established, reputable financial institutions. The agreements expire on March 31, 2000. As of June 30, 1998 and 1997, the agreements were not in-the-money for any period presented.

         The revolving line of credit and term loan agreements require that the Company meet certain covenants which, among other things, require maintenance of ratios related to leverage and cash flow, and limit the level of capital expenditures and payment of dividends.

Maturities of debt and capital lease obligations are as follows (in thousands):

                                                                              CAPITAL
                                                              DEBT             LEASES             TOTAL
                                                              ----            -------             -----
       1999                                               $    779             $  274         $   1,053
       2000                                                    648                239               887
       2001                                                    424                 70               494
       2002                                                    614                 26               640
       2003                                                 24,038                ---            24,038
       Thereafter                                          108,986                ---           108,985
                                                 ------------------ ------------------ -----------------
                                                          $135,489             $  609          $136,097
                                                 ------------------ ------------------ -----------------
                                                 ------------------ ------------------ -----------------

         The net book value of the assets held under capital lease obligations was $834,000 and $649,000 at June 30, 1998 and 1997, respectively.

         The book value of long-term debt and current maturities, excluding Senior Subordinated Notes, approximates fair value because all significant amounts outstanding at June 30, 1998, were issued in the current year and are representative of the terms and interest rates that would be available to the Company at June 30, 1998. The fair value of the Senior Subordinated Notes, based on the current market prices is $35.0 million. The fair value could change materially upon the sale or purchase of a significant portion of the Notes.


11.  INCOME TAXES

         The benefit (provision) for income taxes from continuing operations consists of the following (in thousands):

                                                                            SEPT. 8, 1995
                                          YEAR ENDED       YEAR ENDED       THROUGH
                                          JUNE 30, 1998    JUNE 30, 1997    JUNE 30, 1996
                                          ---------------- ---------------- ---------------
Current:
     Federal                                          $--              $--             $--
     State and local                                   --               --              (2)
                                          ---------------- ---------------- ---------------
                                                       --               --              (2)
Deferred:
     Federal                                        9,935           (1,611)         (1,500)
     State and local                                  579           (1,219)           (767)
                                          ---------------- ---------------- ---------------
                                                  $10,514          ($2,830)        ($2,269)
                                          ---------------- ---------------- ---------------
                                          ---------------- ---------------- ---------------

         The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                                            SEPT. 8, 1995
                                          YEAR ENDED       YEAR ENDED       THROUGH
                                          JUNE 30, 1998    JUNE 30, 1997    JUNE 30, 1996
                                          ---------------- ---------------- ---------------
Federal statutory income tax rate                   34.0%          (34.0%)         (34.0%)
State income tax rate, net of federal
     benefit                                         3.6%           (4.9%)          (6.1%)
Permanent items:
Limitation on state net operating
     losses                                         (1.7)%          (8.2%)          (4.5%)
Other                                               (0.5)%          (0.9%)          (0.2%)
Valuation allowance                                   --               --              --
                                          ---------------- ---------------- ---------------
                                                    35.4%          (48.0%)         (44.8%)
                                          ---------------- ---------------- ---------------
                                          ---------------- ---------------- ---------------

         In accordance with current tax regulations, the Company files its tax returns on a cash basis in most jurisdictions. As a result, the Company has accumulated significant net operating losses since inception. In the state of California, utilization of net operating losses is limited to fifty percent of the loss generated; hence the effective tax rate associated with the earnings attributable to California are provided or benefited at a rate significantly different than the statutory rate. The benefit is recorded after the effect of the limitation on the use of net operating losses. As a result, the future use of the net operating loss carryforwards will not impact the Company's effective tax rate.

         Deferred tax assets and liabilities are composed of the following at June 30, 1998 and 1997 (in thousands):

                                                                        1998                1997
                                                                --------------------- ------------------
      Current deferred tax assets:
        Accounts payable                                                      $6,366             $3,700
        Accrued liabilities                                                    5,989              3,797
                                                                --------------------- ------------------
           Total current deferred tax assets                                  12,355              7,497
                                                                --------------------- ------------------
      Noncurrent deferred tax assets:
        Net operating loss carryforward                                       23,080             10,779
                                                                --------------------- ------------------
        Total noncurrent deferred tax assets                                  23,080             10,950
                                                                --------------------- ------------------
           Total deferred tax assets                                        $ 35,435           $ 18,447
                                                                --------------------- ------------------
                                                                --------------------- ------------------

                                                                        1998                1997
                                                                --------------------- ------------------
      Current deferred tax liabilities:
        Receivables                                                          $11,173             10,007
        Inventory                                                             16,837             11,272
        Prepaids                                                                 358                274
                                                                --------------------- ------------------
           Total current deferred tax liability                               28,368             21,553
                                                                --------------------- ------------------
      Non-current deferred tax liabilities:
        Depreciation and amortization                                          2,284                830
        Tree Inventory                                                           629                  0
                                                                --------------------- ------------------
           Total noncurrent deferred tax liability                             2,913                  0
                                                                --------------------- ------------------
                 Total deferred tax liabilities                              $31,281            $22,383
                                                                --------------------- ------------------
                                                                --------------------- ------------------

         At June 30, 1998 the Company has available federal and state net operating loss carryforwards of approximately $64 million and $24 million, respectively. The federal net operating losses expire beginning on June 30, 2011 and the state net operating loss carryforwards expire beginning on June 30, 2001. The Company must generate significant taxable income in order to realize the recorded benefits. Although the Company has not provided a valuation allowance on the operating loss carryforward, the realizability of the related assets is periodically evaluated. If a significant valuation allowance is recorded in a future period, the tax provision will be adversely impacted (see Note 1).

12.  STOCKHOLDERS' EQUITY

COMMON STOCK AND REDEEMABLE COMMON STOCK

         The Company has 50,000,000 authorized shares of $0.001 par value common stock of which 6,937,068 shares were outstanding as of June 30, 1998. Holders of common stock are entitled to one vote per share on all actions submitted to a vote of stockholders.

         The Company is required to repurchase shares of Common Stock from certain management stockholders in the event of their termination due to their death or permanent disability. Such repurchases are at fair market value as determined by the Board of Directors. The Board of Directors will retain an independent appraisal firm to assist them in determining the fair market value of the Common Stock on a periodic basis. The difference between the carrying amount of the redeemable Common Stock and its fair value is accreted over the life expectancy of the management stockholders (on average 30 years) by charging "retained earnings." The fair value of the redeemable Common Stock, as estimated by management, at June 30, 1998 is approximately $3.5 million. In the event of an initial public offering of the Common Stock, the requirement to repurchase shares automatically terminates. As a result of the redemption feature, redeemable Common Stock is classified outside of stockholders' equity (irrespective of voting rights of the stock).

         In addition to the shares issued in connection with the recapitalization (Note 1), and the shares issued to effect the acquisitions (Note 8), the company issued 713,196 shares of common stock to existing shareholders and management in July and August 1997. The Company also issued 1,741,602 shares of common stock to existing stockholders in February 1997 in order to raise capital to complete the acquisition of Lone Star Growers Co. In both instances, the shares were valued at $7.17 per share, management's estimate of the fair value of the shares on the date of issuance. In September 1995, 4,803,838 shares were issued at $1.45 per share in connection with the formation of the Company. Subsequently, in March 1996, 1,921,512 shares were issued in order to raise capital to complete the acquisition of Barcelo's Plant Growers and in June 1996, 541,572 shares were issued to raise capital for general corporate purposes. The March and June 1996 issuances were at $1.45 per share, management's estimate of the fair value of the shares on the issue dates. All shares were issued for cash.

         KCSN, Heller and all of the management stockholders (the
"Stockholders") are parties to the Stockholders Agreement which includes certain transfer restrictions, voting agreements and registration rights which survive until December 31, 2006.

         The Stockholders have agreed to (i) consent to any merger, consolidation or sales of all or substantially all of the Company's assets involving an independent third party and approved by a majority of the shares of Common Stock held by KCSN and (ii) vote their shares of Common Stock to elect two members of management (which shall be Michael F. Vukelich and Jerry L. Halamuda so long as they are employed as executive officers of the Company), five KCSN designees and two independent designees reasonably acceptable to KCSN as directors of the Company. Consequently, the Stockholders (assuming the conversion of the Heller Note) will continue to have significant influence over the policies and affairs of the Company and may be in a position to determine the outcome of corporate actions requiring stockholder approval, including adopting amendments to the certificate of incorporation, electing directors and approving or disapproving mergers or sales of all or substantially all of the Company's assets.

      In addition to the voting agreement under the Stockholders Agreement, KCSN and certain members of management are parties to a put/call option agreement dated December 31, 1996 to effect the repurchase by the Company of shares of Common Stock held by such management stockholders at $7.17, the fair value of the shares on the date of the agreement. Under the put/call option agreement, KCSN retained an irrevocable proxy to vote the shares of Common Stock not yet purchased by the Company. As of June 30, 1998, KCSN had an irrevocable proxy to vote 20,211 shares of Common Stock held by the management stockholders.

      With the consummation of the Offerings, the Company effected a 0.69-for-one reverse stock split. This reverse stock split was reflected retroactively for all financial statements presented.

PREFERRED STOCK

      The Company has 4,900,000 shares authorized of $0.01 par value undesignated preferred stock. The board of directors has authority, without any further vote or action by stockholders, to provide for the issuance of preferred stock shares in series, to establish the relative, participating, optional or other special rights, qualifications or restrictions of the shares of each such series and to determine the voting powers, if any, of such shares. No shares are outstanding at June 30, 1998 and June 30, 1997.

13.   SERIES A PREFERRED STOCK AND WARRANTS

      In December 1997, simultaneous with the issue of the Notes, (see
Note 10), the Company sold 40,000 shares of 13% Series A Cumulative Preferred Stock (the "Series A Preferred Stock") and 825,000 warrants each representing the right to purchase one share of the Company's common stock for $0.01 each (the "Warrants"). The Series A Preferred Stock and Warrants were sold for an aggregate cost of $40.0 million. Dividends on the Series A Preferred Stock accrue at a rate of 13% of the liquidation preference of $1,000 per share and are payable quarterly on March 15, June 15, September 15 and December 15 commencing on March 15, 1998. At the Company's option, dividends may be paid by the issuance of additional shares of Series A Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. During fiscal 1998, the Company issued 2,504 additional shares of Series A Preferred Stock and $3,930 in cash as dividends on its Series A Preferred Stock. Through 2002, 13% dividends are expected to be paid in additional shares of Series A Preferred Stock. In addition, the Company's credit facilities and corollary agreements associated with the 1997 Offerings restrict the payment of cash dividends on the Series A Preferred Stock. On December 15, 2008, the Company is required to redeem all outstanding shares of Series A Preferred Stock at a price equal to the liquidation preference, plus accrued and unpaid dividends to date, if any. The Series A Preferred Stock is redeemable, in whole or in part, at the option of the Company, at any time on or after December 15, 2002 at specified redemption prices. The Series A Preferred Stock ranks senior to all other outstanding classes or series of capital stock with respect to dividends and liquidation rights.

The Warrants will be exercisable on December 15, 2008 (the "Expiration Date"). In the absence of an exercise, the Warrants will be automatically deemed to have been exercised immediately on the Expiration Date with payment of the exercise price on a cash-less basis.

14.   EARNINGS PER SHARE

      Earnings per share is as follows:

                                                        FOR THE YEAR ENDED JUNE 30, 1998
                                              ---------------------------------------------------
                                                                                   PER SHARE
                                                   INCOME           SHARES           AMOUNT
                                              ----------------- ---------------- ----------------
                                               (in thousands)
Basic and diluted earnings per share:
Loss before extraordinary loss                      $ (19,168)
Preferred stock dividends/accretion                    (3,148)
                                              -----------------
     Loss before extraordinary loss                 $ (22,316)                          $ (3.25)
     Extraordinary loss                                (2,792)                            (0.40)
                                              -----------------                  ----------------
          Net income loss applicable to
          Common stock                              $ (25,108)        6,874,416         $ (3.65)


                                                     FOR THE YEAR ENDED JUNE 30, 1997
                                              ---------------------------------------------------
                                                                                     PER SHARE
                                                   INCOME           SHARES            AMOUNT
                                              ----------------- ---------------- ----------------
                                               (in thousands)
Basic earnings per share:
Income before extraordinary loss                       $ 3,055                            $ 0.49
     Extraordinary loss                                  (215)                            (0.03)
                                              -----------------                 -----------------
          Net income                                     2,840       6,208,735            $ 0.46

Options issued to employees                                            609,296



Diluted earnings per share:
Income before extraordinary loss                       $ 3,055                            $ 0.45
     Extraordinary loss                                  (215)                            (0.03)
                                              -----------------                 -----------------
          Net income                                   $ 2,840       6,818,031            $ 0.42


                                                 FROM SEPTEMBER 8, 1995 THROUGH JUNE 30, 1996
                                              ---------------------------------------------------
                                                                                     PER SHARE
                                                   INCOME           SHARES             AMOUNT
                                              ----------------- ---------------- ----------------
                                               (in thousands)
Basic and diluted earnings per share:                   $ 2,788      5,593,146            $ 0.50

      Options to purchase 1,829,853 common shares were excluded from the computation of diluted earnings per share for the year ended June 30, 1998, as the shares were antidilutive given the Company's reported net loss. Options to purchase 974,582 common shares were excluded from the computation of diluted earnings per share for the year ended June 30, 1997 as the options' exercise price was greater than the market price of the common shares. The note payable (see Note 10) convertible to 397,511 and 367,546 shares of common stock were excluded from computation of diluted earnings per share for the years ended June 30, 1998 and 1997, as the conversion price was greater than the market price of the common shares in the respective periods. No options were outstanding at June 30, 1996.

15.   STOCK OPTIONS

      In July 1996, the Company adopted the 1996 Stock Incentive Plan (the
"1996 Plan") under which eligible employees, directors and consultants of the Company received options to purchase shares of the Company's common stock at a price generally not less than the fair value of the common stock on the date of the grant. Under the 1996 Plan, 1,171,419 options were granted at $1.45 per share (fair value of the stock on the date of grant was $1.45 as determined by the Board of Directors, such grants occurring coincident with independent third party transactions). All options under the 1996 Plan fully vested as a result of the recapitalization of the Company on December 31, 1996, and 569,417 options were simultaneously exercised. Approximately 602,002 options remain outstanding under the 1996 Plan.

      On January 1, 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"), under which eligible executives and key employees of the Company received options to purchase shares of the Company's common stock at a price generally not less than the fair value of the common stock on the date of grant. Under the 1997 Plan, 842,493 options were granted at $7.17 or $7.19 per share (the fair value of the stock on the date of grant as determined by the Board of Directors, such grants occurring coincident with independent third party transactions). Options granted under the 1997 Plan are exercisable over a maximum term of ten years from the date of grant and vest in equal annual installments over a four-year period. The options immediately vest upon a change in control of the Company or an initial public offering. No options have been exercised under the 1997 Plan. In January 1998, the Company granted an additional 262,300 options at $10 per share under the 1997 plan. These options are exercisable over a maximum term of ten years from the date of grant and vest in equal annual installments over a four year period. However, pursuant to the Company's 1998 Employees Stockholders' agreement, the options granted in January, 1998 do not vest immediately upon a change in control of the Company or an initial public offering of common stock.

      In February 1997, the Company adopted the Special Stock Option Plan (the "Special Plan"), under which eligible employees of the Company received options to purchase shares of the Company's common stock at a price below the fair market value of the common stock on the date of grant. Under the Special Plan, 139,383 options were granted at $1.43 per share. Options granted under the Special Plan are exercisable over a maximum term of ten years from the date of grant and vest in equal annual installments over a four-year period. The options immediately vest upon a change in control of the Company or an initial public offering. As these options are compensatory, compensation expense is being recognized ratably over the vesting period of the options for the difference between the fair market value at the date of grant and the exercise price. The Company will recognize total compensation expense of $798,000 over the vesting period of the options.

      Activity under the three plans is summarized as follows:


                                                                   Weighted Average
                                                Options             Exercise Price
                                         ----------------------- ---------------------
Outstanding at July 1, 1996                                  --
Granted                                               2,153,295                  3.70
Exercised                                             (569,417)                  1.45
                                         ----------------------- ---------------------
Outstanding at June 30, 1997                          1,583,878                 $4.49
                                         ----------------------- ---------------------
                                         ----------------------- ---------------------
Granted                                                 262,300                 10.00
Exercised                                                     0                     0
Forfeited                                               (16,325)                 7.19
                                         ----------------------- ---------------------
Outstanding at June 30, 1998                          1,829,853                  5.27
                                         ----------------------- ---------------------
                                         ----------------------- ---------------------
Options exercisable at year-end                         843,389                  2.85
                                         ----------------------- ---------------------
                                         ----------------------- ---------------------

      There were no forfeitures or expirations during the year ended June 30, 1997.

      The following summarizes information about stock options outstanding at June 30, 1998:


                                                           Weighted Average         Weighted Average Fair
                             Options Outstanding at      Remaining Contractual          Value of Options
      Exercise Price              June 30, 1998                  Life                        Granted
--------------------------- -------------------------- -------------------------- --------------------------
$                10.00                262,300                  9.6 Years                     $ 3.25
$         7.17 or 7.19                826,169                  8.5 Years                       2.32
$                 1.45                602,002                  8.1 Years                       0.47
$                 1.43                139,383                  8.7 Years                       6.21
---------------------------                                                       --------------------------
$                 5.32                                                                         2.14
---------------------------                                                       --------------------------
---------------------------                                                       --------------------------

      The fair value of each option granted since June 30, 1996, was estimated on the date of the grant using the Black-Scholes option-pricing model assuming an expected life of six years, a risk-free interest rate of 6.56%, and no expected dividends.

      Had compensation cost for the Company's stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands, except share data):

                                                              June 30, 1998                June 30, 1997
                                                      --------------------------- --------------------------
Net Income (loss):
As reported                                                       $(21,960)                    $ 2,840
Pro forma                                                          (23,319)                      1,925

16.   RELATED-PARTY TRANSACTIONS

      The Company's revolving lines of credit, term loans and acquisition line of credit were provided by Credit Agricole Indosuez ("Indosuez"), an affiliated and limited partner in KCSN. Indosuez was paid $1,324,800 and $3,200,000 in loan fees in fiscal 1998 and 1997 respectively. The Company incurred interest of $4,133,964 and $3,882,000 in connection with the amounts outstanding with Indosuez during fiscal 1998 and 1997 respectively.

      The Company leases certain property that is owned directly or indirectly by certain members of management. Payments pursuant to these operating leases for the years ended June 30, 1998 and 1997, were $287,000 and $276,000, respectively.

      The Company paid Kohlberg a quarterly fee pursuant to a Fee Agreement for certain management services. Under the Fee Agreement, Kohlberg was paid $1,520,000 for services rendered in connection with the December 31, 1996 recapitalization (the "Transaction Fee") and is paid an annual management fee equal to the greater of $300,000 or 3% of the Company's earnings before interest, taxes, depreciation and amortization, subject to a maximum annual payment of $750,000. The total fees expensed for the period from December 31, 1996 to June 30, 1997 was $440,000. In December 1997, Kohlberg was paid $2,000,000 and the annual management fee was terminated.

      As part of the recapitalization transaction (see Note 1), the Company
(1) acquired 603,750 shares of common stock from M.F. Vukelich Co., an entity controlled by the Company's Chairman of the Board and Chief Executive Officer, for a purchase price of $4.3 million and (2) purchased 36,194 and 730,284 shares during the years ended June 30, 1998 and 1997, respectively from employees during the year at $7.17 per share.

      In 1997, included in dividends payable on the accompanying consolidated balance sheets is $872,000 payable to the Chairman of the Board and Chief Executive Officer and to a Vice Chairman of the Company. The dividend was paid in fiscal year 1998.

      During the year ended June 30, 1997, the Company paid management fees to Heller Investments, Inc. of $279,000.

17.   EMPLOYEE BENEFIT PLAN

      The Company adopted a 401(k) plan (the "Plan") for employees in September 1995. All employees who meet certain service requirements are eligible to participate. Matching contributions are at the discretion of the Company. The Company made no contributions to the Plan during the periods ended June 30, 1998, 1997, and 1996.

18.   EXTRAORDINARY LOSS

      In connection with the Offerings, the Company incurred a $4.3 million non-cash pre-tax charge related to the write-off of deferred financing fees. This charge is reported net of income tax benefit of $1.5 million in extraordinary loss on the Company's consolidated statements of operations.

      In connection with the recapitalization of the Company on December 31, 1996, prepayment penalties of $414,000 were paid in connection with the early extinguishment of debt. This charge was reported net of income taxes, as an extraordinary loss on the consolidated statements of operations in the amount of $215,000.

19.  COMMITMENTS AND CONTINGENT LIABILITIES

OPERATING LEASES

         The Company leases certain nursery facilities consisting of land and improvements under noncancellable operating leases expiring at various dates through 2018. The Company also leases transportation equipment under operating leases expiring in various years through 2002. Some of the leases have five-year renewal options and some are subject to rental increases based on a change in the Consumer Price Index.

         Total rent expense for the periods ended June 30, 1998, 1997 and 1996 was approximately $5,978,000, $3,493,000 and $2,065,000, respectively.

         At June 30, 1998, future minimum rental payments on non-cancellable operating leases are as follows (in thousands):


1999                                                                  $4,533
2000                                                                   4,333
2001                                                                   3,602
2002                                                                   2,892
2003                                                                   2,447
Thereafter                                                             9,673
                                                          -------------------
Total minimum lease payments                                         $27,480
                                                          -------------------
                                                          -------------------


         The Company has contracts to purchase Christmas trees from third-party growers. Certain of these contracts require the Company to maintain the trees until they are harvested. At June 30, 1998, future minimum purchase commitments under the contracts are as follows (in thousands):



1999                                                                  $5,163
2000                                                                     251
2001                                                                     178
2002                                                                      10
2003                                                                      10
Thereafter                                                                30
                                                               --------------
Total minimum purchase commitments                                    $5,642
                                                               --------------
                                                               --------------

         The Company has additional contracts to purchase Christmas trees whereby the amounts payable are dependent upon the number of trees harvested and the year in which they are harvested. Certain of the contracts may be canceled with proper notice.

CONTINGENCIES

         The Company is a party to various legal proceedings, claims and assessments arising in the normal course of its business activities. Based upon information presently available and in light of legal and other defenses and insurance coverage, management does not expect these legal proceedings, claims and assessments, individually or in the aggregate, to have a material adverse impact on the Company's consolidated financial position or operations.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain of its executive officers, with remaining service periods ranging from one to five years. The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases or justified cause, as defined. The aggregate estimated commitment under these agreements was $1,366,000 at June 30, 1998. The agreements also provide for certain officers to receive guaranteed bonuses based on years of service ranging from two to four years. The aggregate estimated commitment for bonuses under these agreements was $1,750,000 at June 30, 1998.

20.   SUBSEQUENT EVENTS

         On October 15, 1998, the Company entered in a Loan and Security Agreement with Fleet Capital Corporation, as agent (the "Fleet Loan Agreement"), and the Company's $40.0 million revolving credit facility was repaid in full and the revolving credit facility, the associated acquisition term loan facility and supplemental line were terminated. The Fleet Loan Agreement provides a $70.0 million revolving credit facility, $55.0 million of which is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable and $15.0 million of which is available from November 1 through April 30 of each fiscal year. The Fleet Loan Agreement is secured by substantially all of the Company's assets. Interest under the Fleet Loan Agreement accrues at a variable rate equal to the Base Rate (as defined) plus $1.00% of the LIBOR rate (as defined) plus 3.00%. In addition, to the extent that the Company's borrowings exceed certain borrowing base limitations during the period from November 1 through April 30, the interest rates increase by an additional 0.50%. The interest rates may also increase by such amount 90 days following October 15, 1998 in the event that the Company fails to take certain specified actions with respect to the collateral securing the Fleet Loan Agreement. The Fleet Loan Agreement terminates October 15, 2001. The Fleet Loan Agreement restricts among other things, the Company's ability to incur additional indebtedness, incur liens, pay or declare dividends, or enter into certain transactions. In addition, the Fleet Loan Agreement requires the Company to meet certain financial covenants.

         The Company will record a $0.8 million non-cash extraordinary charge, net of tax benefit, related to the write-off of unamortized financing costs associated with the terminated facilities in its second fiscal quarter of 1999.

21.  QUARTERLY FINANCIAL DATA--(UNAUDITED)

         Summarized quarterly financial information for the years ended June 30, 1998 and 1997 are as follows (in thousands):

                                                Sept. 25,        Dec. 25,       March 26,         June 30,
                                                  1997             1997           1998              1998
1998                                               Q1               Q2             Q3                Q4
                                              ------------     -------------  ------------       ------------

Net sales                                      $ 25,482         $ 38,708         $ 38,549         $ 84,992
Gross profit                                      7,464           13,206           11,758           19,089
Operating income                                 (4,218)          (3,512)          (1,993)          (6,839)
Extraordinary loss, net of income taxes               0            2,162                0              630
Net income (loss)                                (3,691)          (5,201)          (5,069)          (7,999)
Basic and diluted earnings per share:
     Net loss before extraordinary loss           (0.55)           (0.44)           (0.95)           (1.30)
     Extraordinary loss (Note 18)                     -            (0.31)               -            (0.09)
                                               --------         --------         --------         --------
     Net loss                                     (0.55)           (0.75)           (0.95)           (1.39)




                                                         Sept. 26,            Dec. 26,          March 27,          June 30,
                                                           1996                1996               1997              1997
1997                                                        Q1                  Q2                 Q3                Q4
                                                       ------------       -------------      ------------     ------------
Net sales                                               $   13,437         $   13,165         $   31,049         $   55,749
Gross profit                                                 4,579              4,920             13,716             26,159
Operating income                                            (1,469)            (1,059)             3,871              8,573
Extraordinary loss, net of income taxes                         --                 --                215                 --
Net income (loss)                                             (820)              (740)               932              3,468
Basic earnings per share:
     Net income (loss) before extraordinary loss             (0.12)             (0.11)              0.23               0.56
     Extraordinary loss (Note 18)                                -                  -              (0.04)                 -
                                                        ----------         ----------         ----------         ----------
     Net income (loss)                                       (0.12)             (0.11)              0.19               0.56
Diluted earnings per share:
     Net income (loss) before extraordinary loss             (0.12)             (0.11)              0.21               0.52
     Extraordinary loss (Note 18)                                -                  -              (0.04)                 -
                                                        ----------         ----------         ----------         ----------
     Net income (loss)                                       (0.12)             (0.11)              0.17               0.52

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II



To Color Spot Nurseries, Inc. and Subsidiaries:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Color Spot Nurseries, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated August 20, 1998 (except with respect to the matter discussed in Note 20, as to which the date is October 15, 1998). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II, "Valuation and Qualifying Accounts," is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                       /s/ ARTHUR ANDERSEN LLP



San Francisco, California
  August 20, 1998

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                           COLUMN A                                  COLUMN B            COLUMN C        COLUMN D      COLUMN E

                                                                    BALANCE AT          ADDITIONS        DEDUCTION    BALANCE AT
                                                                   BEGINNING OF         CHARGED TO         FROM         END OF
                                                                      PERIOD        COSTS AND EXPENSES   RESERVES       PERIOD
                                                                ------------------- ------------------ ------------ ------------
                                                                ------------------- ------------------ ------------ ------------
                                                                                               (in thousands)

CLASSIFICATION
Valuation and qualifying accounts deducted from the assets to which they apply:

    For the year ended June 30, 1998

        Allowance for uncollectible accounts......                          $ 1,661            $ 2,647      $ 1,224        3,084
                                                                ------------------- ------------------ ------------ ------------
                                                                ------------------- ------------------ ------------ ------------

    For the year ended June 30, 1997

        Allowance for uncollectible accounts......                              524              1,164           27        1,661
                                                                ------------------- ------------------ ------------ ------------
                                                                ------------------- ------------------ ------------ ------------

    For the year ended June 30, 1996

        Allowance for uncollectible accounts......                              278                139            -          417
                                                                ------------------- ------------------ ------------ ------------
                                                                ------------------- ------------------ ------------ ------------