Form 10-Q
period 1998-09-24
COLOR SPOT NURSERIES INC
filed 1998-11-09
CIK 1015399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 24, 1998
                                         ------------------

                                       OR

     (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to
                                       ----------    ----------

                       Commission file number  000-23483
                                               ---------

                           COLOR SPOT NURSERIES, INC.
           (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                68-0363266
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

     3478 BUSKIRK AVENUE, PLEASANT HILL, CA                     94523
     (Address of Principal Executive Offices)                (Zip Code)

     Registrant's Telephone Number, Including Area Code   (925) 934-4443
                                                          --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                               -----     -----

     As of September 24, 1998, the Registrant had outstanding 6,937,068 shares of Common Stock, par value $0.001 per share.

                             COLOR SPOT NURSERIES, INC.

FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS UNDER THE CAPTIONS "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK," AND ELSEWHERE THROUGHOUT THIS QUARTERLY REPORT ON FORM 10-Q ("QUARTERLY REPORT") OF COLOR SPOT NURSERIES, INC. (THE "COMPANY") WHICH ARE NOT HISTORICAL IN NATURE ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS DEAL WITH THE CURRENT INTENTIONS, BELIEFS AND EXPECTATIONS OF MANAGEMENT WITH RESPECT TO THE COMPANY'S BUSINESS AND ARE TYPICALLY IDENTIFIED BY PHRASES SUCH AS "THE COMPANY PLANS," "MANAGEMENT BELIEVES" AND OTHER PHRASES OF SIMILAR MEANING. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY OR THE INDUSTRY IN WHICH THE COMPANY COMPETES TO DIFFER, PERHAPS MATERIALLY, FROM ANTICIPATED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS:
THE COMPANY'S SUBSTANTIAL LEVERAGE AND DEBT SERVICE; RESTRICTIONS IMPOSED BY DEBT COVENANTS AND THE EFFECT OF A DEFAULT ON THE COMPANY'S OPERATIONS; THE ABILITY OF THE COMPANY TO DEVELOP AND ACQUIRE ADDITIONAL PRODUCTION FACILITIES AND THE SUCCESSFUL INTEGRATION OF SUCH FACILITIES INTO THE COMPANY'S NETWORK; THE EFFECT OF GROWTH ON THE COMPANY'S RESOURCES; THE AVAILABILITY OF SUITABLE NEW MARKETS AND SUITABLE LOCATIONS WITHIN SUCH MARKETS; CHANGES IN THE COMPANY'S OPERATING OR EXPANSION STRATEGY AND THE DEPENDENCE ON ACQUISITIONS FOR FUTURE GROWTH; FAILURE TO CONSUMMATE OR SUCCESSFULLY INTEGRATE PROPOSED DEVELOPMENTS OR ACQUISITIONS; THE UNCERTAINTY OF ADDITIONAL FINANCING TO FUND DESIRED GROWTH AND OTHER FUTURE CAPITAL NEEDS; WEATHER AND GENERAL AGRICULTURAL RISKS; SEASONALITY AND THE VARIABILITY OF QUARTERLY RESULTS; THE COMPANY'S DEPENDENCE ON MAJOR CUSTOMERS SUCH AS HOME DEPOT; REGULATORY CONSTRAINTS AND CHANGES IN LAWS OR REGULATIONS CONCERNING THE GARDENING INDUSTRY; LABOR LAWS AND CHANGES IN THE MINIMUM WAGE; THE COMPANY'S SHORT OPERATING HISTORY UNDER CURRENT MANAGEMENT; SENSITIVITY TO PRICE INCREASES OF CERTAIN RAW MATERIALS; THE COMPANY'S DEPENDENCE ON LEASED FACILITIES; COMPETITION; LACK OF A MARKET FOR THE COMPANY'S SECURITIES; PAYMENT OR NONPAYMENT OF DIVIDENDS AND CASH OUTLAYS FOR INCOME TAXES; RISKS ASSOCIATED WITH YEAR 2000 COMPLIANCE AND ESTIMATED COSTS ASSOCIATED WITH THE COMPANY'S AND ITS MAJOR CUSTOMERS' AND SUPPLIERS' COMPLIANCE EFFORTS; TRENDS IN THE GARDENING INDUSTRY, THE SPECIFIC MARKETS IN WHICH THE COMPANY'S PRODUCTION FACILITIES ARE LOCATED OR ARE PROPOSED TO BE LOCATED, AND THE GENERAL ECONOMY OF THE UNITED STATES; AND OTHER FACTORS AS MAY BE IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION OR IN THE COMPANY'S PRESS RELEASES.

     FOR A DISCUSSION OF THESE FACTORS AND OTHERS, PLEASE SEE THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION--CERTAIN BUSINESS FACTORS" OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1998 (AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 15, 1998). READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS MADE IN, OR INCORPORATED BY REFERENCE INTO, THIS QUARTERLY REPORT OR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, ANY DOCUMENT OR STATEMENT REFERRING TO THIS QUARTERLY REPORT OR THE COMPANY'S PRESS RELEASES.

COLOR SPOT NURSERIES, INC.

                                        INDEX

                                                                          PAGE
PART I - FINANCIAL INFORMATION

          Item 1. Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of September 24, 1998 and
                  June 30, 1998. . . . . . . . . . . . . . . . . . . . . .  1

                  Consolidated Statements of Operations for the Quarter
                  Ended September 24, 1998 and September 25, 1997. . . . .  2

                  Consolidated Statement of Changes in Stockholders' Equity
                  and Comprehensive Loss as of September 24, 1998. . . . .  3

                  Consolidated Statements of Cash Flows for the Quarter
                  Ended September 24, 1998 and September 25, 1997. . . . .  4

                  Condensed Notes to Consolidated Financial Statements as
                  of September 24, 1998  . . . . . . . . . . . . . . . . .  5

          Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations . . . . 10

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk. . . . . . . . . . . . . . . . . . . . . . . 13


PART II - OTHER INFORMATION

          Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . 15

          Item 2. Changes in Securities and Use of Proceeds. . . . . . . . 15

          Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . 15

          Item 4. Submission of Matters to a Vote of Security Holders. . . 15

          Item 5. Other Information. . . . . . . . . . . . . . . . . . . . 15

          Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . 15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18


ITEM 1.  FINANCIAL STATEMENTS
                 COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   September 24,        June 30,
                                                                                                       1998               1998
                                                                                                   -------------       ----------
                                                                                                    (unaudited)
                              ASSETS
CURRENT ASSETS:
   Cash                                                                                             $      710         $    2,244
   Accounts receivable, net of allowances of $1,856 and $3,084, respectively                            14,070             28,463
   Inventories, net                                                                                     50,106             42,306
   Prepaid expenses and other                                                                              913              1,803
                                                                                                   -------------       ----------
      Total current assets                                                                              65,799             74,816
TREE INVENTORIES                                                                                         4,988              3,607
PROPERTY, PLANT AND EQUIPMENT, net                                                                      54,210             54,197
INTANGIBLE ASSETS, net                                                                                  52,931             56,117
DEFERRED INCOME TAXES                                                                                   25,883             20,167
NOTES RECEIVABLE AND  OTHER ASSETS                                                                       1,409              1,446
                                                                                                   -------------       ----------
      Total assets                                                                                  $  205,220         $  210,350
                                                                                                   -------------       ----------
                                                                                                   -------------       ----------
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable                                                                                 $   13,438         $   16,305
   Accrued liabilities                                                                                  17,112             14,404
   Dividends payable to stockholders                                                                       145                232
   Deferred income taxes                                                                                16,013             16,013
   Current maturities of long-term debt                                                                  1,070              1,053
                                                                                                   -------------       ----------
      Total current liabilities                                                                         47,778             48,007

LONG-TERM DEBT                                                                                         140,401            135,044
                                                                                                   -------------       ----------
      Total liabilities                                                                                188,179            183,051
                                                                                                   -------------       ----------

SERIES A PREFERRED STOCK, $0.01 par value, 100,000 shares authorized,
   43,884 and 42,504 shares issued and outstanding, respectively                                        34,109             32,524
REDEEMABLE COMMON STOCK, $0.001 par value, 1,163,550
   shares issued and outstanding                                                                         2,346              2,266
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $0.01 par value, 4,900,000 shares authorized,
      no shares issued and outstanding                                                                       -                  -
   Common stock, $0.001 par value, 50,000,000 shares authorized,
      5,773,518 shares issued and outstanding                                                               12                 12
   Additional paid-in capital                                                                           51,052             50,975
   Treasury stock, 6,200,228 shares                                                                    (45,488)           (45,488)
   Warrants, 825,000 exercisable at $0.01 per share                                                      8,250              8,250
   Accumulated deficit                                                                                 (33,240)           (21,240)
                                                                                                   -------------       ----------
      Total stockholders' deficit                                                                      (19,414)            (7,491)
                                                                                                   -------------       ----------
      Total liabilities and stockholders' deficit                                                   $  205,220         $  210,350
                                                                                                   -------------       ----------
                                                                                                   -------------       ----------

 The accompanying notes are an integral part of these consolidated financial statements.

                 COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                           Quarter Ended
                                                                                                September 24,         September 25,
                                                                                                    1998                  1997
                                                                                                ------------        ----------------
NET SALES                                                                                       $     27,706          $     25,482
COST OF SALES                                                                                         19,386                18,018
                                                                                                ------------        ----------------
      Gross profit                                                                                     8,320                 7,464
SALES, MARKETING AND DELIVERY EXPENSES                                                                 9,893                 8,388
GENERAL AND ADMINISTRATIVE EXPENSES                                                                    3,479                 2,682
SPECIAL CHARGES AND OTHER                                                                              3,652                     -
AMORTIZATION OF INTANGIBLE ASSETS                                                                        429                   612
                                                                                                ------------        ----------------
      Loss from operations                                                                            (9,133)               (4,218)
INTEREST EXPENSE                                                                                       4,017                 2,392
OTHER EXPENSE                                                                                            375                   102
                                                                                                ------------        ----------------
      Loss before income taxes and cumulative effect of
         change in accounting principle                                                              (13,525)               (6,712)
INCOME TAX BENEFIT                                                                                     4,791                 3,021
                                                                                                ------------        ----------------
      Loss before cumulative effect of change in accounting principle                                 (8,734)               (3,691)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, net of tax benefit                                                                       1,687                     -
                                                                                                ------------        ----------------
      Net loss                                                                                       (10,421)               (3,691)
SERIES A PREFERRED STOCK DIVIDENDS/ACCRETION                                                           1,499                     -
                                                                                                ------------        ----------------
      Net loss applicable to common stock                                                       $    (11,920)         $     (3,691)
                                                                                                ------------        ----------------
                                                                                                ------------        ----------------
Net loss per common share:
   Loss before cumulative effect of change in accounting principle                              $      (1.48)         $      (0.55)
   Cumulative effect of change in accounting principle                                                 (0.24)                    -
                                                                                                ------------        ----------------
      Total                                                                                     $      (1.72)         $      (0.55)
                                                                                                ------------        ----------------
                                                                                                ------------        ----------------
Shares used in per share calculation                                                               6,937,068             6,674,220
                                                                                                ------------        ----------------
                                                                                                ------------        ----------------

  The accompanying notes are an integral part of these consolidated financial statements.

                 COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                        EQUITY AND COMPREHENSIVE LOSS

                     (IN THOUSANDS, EXCEPT COMMON SHARES)

                                                              Additional
                                           Common    Common    Paid-In      Treasury
                                           Shares     Stock    Capital       Stock     Warrants
                                         ---------   ------   ----------   ---------   --------
Balance, June 30, 1998                   5,773,518   $   12   $  50,975    $ (45,488)  $  8,250
Accretion of Series A preferred                  -        -           -            -          -
Accretion of redeemable common stock             -        -           -            -          -
Series A preferred stock dividends               -        -           -            -          -
Deferred compensation                            -        -          77            -          -
Net loss                                         -        -           -            -          -
                                         ---------   ------   ----------   ---------   --------
Balance, September 24, 1998 (unaudited)  5,773,518   $   12   $  51,052    $ (45,488)  $  8,250
                                         ---------   ------   ----------   ---------   --------
                                         ---------   ------   ----------   ---------   --------


                                         Retained        Total
                                         Earnings     Stockholders'   Comprehensive
                                         (Deficit)       Equity            Loss
                                         ---------    ------------    -------------
Balance, June 30, 1998                   $ (21,240)    $  (7,491)       $       -
Accretion of Series A preferred               (205)         (205)               -
Accretion of redeemable common stock           (80)          (80)               -
Series A preferred stock dividends          (1,294)       (1,294)               -
Deferred compensation                            -            77                -
Net loss                                   (10,421)      (10,421)         (10,421)
                                         ---------     ----------       ----------
Balance, September 24, 1998 (unaudited)  $ (33,240)    $ (19,414)       $ (10,421)
                                         ---------     ----------       ----------
                                         ---------     ----------       ----------


  The accompanying notes are an integral part of these consolidated financial statements.

                 COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (UNAUDITED)
                               (IN THOUSANDS)


                                                                                            Quarter Ended
                                                                                   ------------------------------
                                                                                   September 24,    September 25,
                                                                                       1998             1997
                                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $ (10,421)        $ (3,691)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation an amortization                                                    1,764            1,320
       Interest paid in kind                                                             161                -
       Deferred compensation                                                              77                -
       Deferred income taxes                                                          (5,716)          (2,619)
       Write-off of organization costs                                                 2,612                -
       Changes in operating assets and liabilities, net of effect of acquired businesses:
          Decrease in accounts receivable                                             14,430           11,306
          Increase in inventories                                                     (9,081)          (8,257)
          Decrease in prepaid expenses and other assets                                  890               21
          Increase (decrease) in accounts payable                                     (2,867)           3,429
          Increase (decrease) in accrued and other liabilities                         2,852           (1,264)
                                                                                   ----------        ---------
              Net cash provided by (used in) operating activities                     (5,299)             245
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid in business acquisitions, less cash acquired                                 -          (40,539)
    Purchases of fixed assets                                                         (1,448)          (3,030)
                                                                                   ----------        ---------
              Net cash used in investing activities                                   (1,448)         (43,569)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                               -            5,111
    Purchase of treasury stock                                                             -             (260)
    Financing and organizational costs                                                     -             (472)
    Dividends paid                                                                         -              (24)
    Proceeds from borrowings                                                               -           36,829
    Net borrowings under revolving line of credit                                      5,400            1,241
    Repayments of long-term debt                                                        (187)            (182)
                                                                                   ----------        ---------
              Net cash provided by financing activities                                5,213           42,243

NET DECREASE IN CASH                                                                  (1,534)          (1,081)
CASH AT BEGINNING OF PERIOD                                                            2,244            2,762
                                                                                   ----------        ---------
CASH AT END OF PERIOD                                                              $     710         $  1,681
                                                                                   ----------        ---------
                                                                                   ----------        ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                                    $     564         $    442
                                                                                   ----------        ---------
                                                                                   ----------        ---------
       Income taxes                                                                $       -         $      -
                                                                                   ----------        ---------
                                                                                   ----------        ---------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
    Stock issued for acquisitions                                                  $       -         $    625
                                                                                   ----------        ---------
                                                                                   ----------        ---------


  The accompanying notes are an integral part of these consolidated financial statements.

                             COLOR SPOT NURSERIES, INC.
                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 24, 1998


NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS

     The information contained in the following notes to the consolidated financial statements of Color Spot Nurseries, Inc. (the "Company") is condensed from that which would appear in the annual consolidated financial statements. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for its fiscal year ended June 30, 1998 contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     In 1998, the Company reported a net loss before income taxes and extraordinary items of $29.7 million and used $25.9 million of cash in operating activities. During the quarter ended September 24, 1998, the Company reported a net loss before income taxes and cumulative effect of change in accounting principle of $8.7 million and used $5.3 million of cash in operating activities. Consequently, the Company was not in compliance with certain financial covenants on its revolving credit facility at June 30, 1998, but a waiver was obtained from the banks for the violations. The Company's 1998 operating results were adversely impacted by the severe weather and inventory overproduction that resulted in the write-off of unsaleable excess products. The Company's first quarter results were adversely impacted by its seasonal cycles, high operating costs as well as special charges. In order to improve its operating results the Company has hired several new executives with significant operating experience to bolster its current management team and adjust the production process to attempt to better match supply and demand and limit excess inventory while maintaining high quality customer service. The Company recorded a $3.7 million non-recurring special charge in the quarter ended September 24, 1998 relating to facility closings, employee severance and other non-recurring consulting costs associated with actions taken by the new management team. The Company may record additional charges as management finalizes its review of the Company's operations.

     As of September 24, 1998, the Company has $140.4 million of long-term indebtedness and an accumulated deficit of $33.2 million. The Company is highly leveraged. On October 15, 1998, the Company entered into a new three-year loan agreement providing up to $70.0 million of availability. In connection with this refinancing, the Company's existing revolving credit facility and its associated acquisition term loan facility and supplemental line were terminated (see Note 9). Although the Company succeeded in refinancing its debt on October 15, 1998, there can be no assurance that the Company will be able to generate sufficient cash flows or meets its financial goals to comply with debt covenants in the future. The Company may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing its indebtedness and capital stock. Accordingly, the Company has significant debt service obligations. The Company's debt service obligations will have important consequences to holders of its debt, preferred stock, warrants and common stock including the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for operations, acquisitions, future business opportunities and other purposes and increasing the Company's vulnerability to adverse general economic and industry conditions; (ii) the Company's leveraged position may increase its vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in the new loan agreement, the indenture for its outstanding senior subordinated notes and the certificate of designation for the Series A Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital

                             COLOR SPOT NURSERIES, INC.
                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 24, 1998

expenditures, acquisitions and general corporate purposes may be limited.

     Although the accompanying financial statements have been prepared contemplating the realization of all recorded assets, including intangible assets and deferred tax assets and the satisfaction of liabilities in the normal course of business, the Company must generate sufficient cash flow to meet its obligations as they come due, comply with the terms of its new credit facility, and ultimately attain profitability or there will be a material adverse impact on the Company's business, financial position and results of operations. No assurances can be provided that the Company will be able to attain profitability or achieve its business objectives.

    The consolidated financial statements as of September 24, 1998 and the quarter ended September 24, 1998 and September 25, 1997 are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The Company's operations are highly seasonal and the results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - INVENTORIES

     Inventories at September 24, 1998 and June 30, 1998, consisted of the following (in thousands):

                                         SEPTEMBER 24,   JUNE 30,
                                            1998          1998
                                         -------------   --------
                                          (UNAUDITED)
Current:
   Plants, shrubs and ground cover        $45,316        $39,764
   Raw materials and supplies               7,381          7,565
     Inventory reserve                     (2,591)        (5,023)
                                          -------        -------
     Total current inventories             50,106         42,306
 Noncurrent:
   Christmas trees                          4,988          3,607
                                          -------        -------
     Total inventories                    $55,094        $45,913
                                          -------        -------
                                          -------        -------


                             COLOR SPOT NURSERIES, INC.
                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 24, 1998

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at September 24, 1998 and June 30, 1998 consisted of the following (in thousands):

                                          SEPTEMBER 24,     JUNE 30,
                                              1998           1998
                                          -------------    ---------
                                           (UNAUDITED)
Land                                        $10,049        $10,047
Greenhouses and buildings                    21,304         21,157
Furniture and fixtures                        4,888          4,593
Machinery and equipment                      17,447         16,333
Leasehold improvements                        5,521          5,356
Other                                         3,513          3,789
                                            -------        -------
                                             62,772         61,275
Less: Accumulated depreciation               (8,512)        (7,078)
                                            -------        -------
  Total property, plant and equipment       $54,210        $54,197
                                            -------        -------
                                            -------        -------


NOTE 4 - INTANGIBLE ASSETS

     Intangible assets at September 24, 1998 and June 30, 1998 consisted of the following (in thousands):

                                          SEPTEMBER 24,     JUNE 30,
                                              1998           1998
                                          -------------    ---------
                                           (UNAUDITED)
Goodwill                                    $47,517        $47,517
Organization costs                              -            3,578
Financing costs                               5,911          5,911
Non-compete agreements                        1,694          1,694
Other                                           917            911
                                            -------        -------
                                             56,039         59,611
Less: Accumulated amortization               (3,108)        (3,494)
                                            -------        -------
  Total intangible assets                   $52,931        $56,117
                                            -------        -------
                                            -------        -------


     In April 1998, the AICPA issued Statement of Position 98-5 "Reporting on Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires non-governmental entities to expense start-up costs, including organization costs, as incurred. The Company early-adopted SOP 98-5 on July 1, 1998 and recognized a $2.6 million pre-tax charge ($1,687 after tax benefit), which was accounted for as a change in accounting principle.

                             COLOR SPOT NURSERIES, INC.
                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 24, 1998


NOTE 5 - ACQUISITIONS

     Between July 31, 1997 and September 3, 1997, the Company effected six business acquisitions. The Company accounted for all of these acquisitions using the purchase method of accounting whereby the purchase price, including liabilities assumed, is allocated based upon the fair value of the tangible and intangible assets of the acquired entity. Results of operations of the acquired entities subsequent to the purchase date are included in the consolidated financial statements.

     Pro forma operating results of the Company for the quarter ended September 25, 1997, assuming all the above acquisitions occurred on July 1, 1997, are presented below (in thousands, except per share amounts):


                                                 QUARTER ENDED
                                                 SEPTEMBER 25,
                                                     1997
                                                 -------------
                                                  (UNAUDITED)
Net Sales                                            $27,345
Loss before cumulative effect of change in
  accounting principle                                (4,338)
Loss per share before cumulative effect of
  change in accounting principle                       (0.67)
Shares used in per share calculation               6,444,565


NOTE 6 - DEBT

     Debt at September 24, 1998 and June 30, 1998 consisted of the following (in thousands):

                                     SEPTEMBER 24,       JUNE 30,
                                        1998               1998
                                     -------------      ----------
                                     (UNAUDITED)
Revolving line of credit              $ 29,438          $ 24,038
Senior subordinated notes              100,000           100,000
Convertible note                         8,147             7,986
Non-compete agreements                   1,025             1,073
Other                                    2,861             3,000
                                      --------          --------
                                       141,471           136,097
Less: Current maturities                (1,070)           (1,053)
                                      --------          --------
  Long-term portion                   $140,401          $135,044
                                      --------          --------
                                      --------          --------


On October 15, 1998, the Company's revolving line of credit was refinanced (see Note 9).

                             COLOR SPOT NURSERIES, INC.
                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 24, 1998


NOTE 7 - EARNINGS PER SHARE

Earnings per share is as follows:


                                         FOR THE QUARTER ENDED SEPTEMBER 24, 1998
                                        -------------------------------------------
                                                                             PER SHARE
                                            INCOME            SHARES           AMOUNT
                                        --------------      ---------        ---------
                                        (in thousands)
Basic and diluted earnings per share:

Loss before cumulative effect of
  change in accounting principle         $ (8,734)

Preferred stock dividends/accretion        (1,499)
                                         ---------

Loss before extraordinary loss           $(10,233)                           $ (1.48)

Cummulative effect of change in
  accounting principle                     (1,687)                             (0.24)
                                         ---------                           --------

Net loss applicable to Common stock       (11,920)          6,937,068        $ (1.72)



                                         FOR THE QUARTER ENDED SEPTEMBER 25, 1997
                                        -------------------------------------------
                                                                             PER SHARE
                                            INCOME            SHARES           AMOUNT
                                        --------------      ---------        ---------
                                        (in thousands)

Basic and diluted earnings per share:
Net loss                                  $ ( 3,691)        6,674,220          (0.55)


For the quarters ended September 24, 1998 and September 25, 1997, the effect of options, warrants and convertible securities was antidilutive and is therefore excluded from the computaion of earnings per share.

NOTE 8 - SPECIAL CHARGES AND OTHER

     During the first quarter of 1999, the Company recorded a pre-tax special charge of $3.7 million related to the closure of two facilities, employee severance, and other incurred, non-recurring consulting costs. These costs were associated with new management's ongoing review of the Company's operations.

NOTE 9 - SUBSEQUENT EVENTS

     On October 15, 1998, the Company entered into a Loan and Security Agreement with Fleet Capital Corporation, as agent (the "Fleet Loan Agreement"), and the Company's existing $40.0 million revolving credit facility was repaid in full. The Fleet Loan Agreement provides a $70.0 million revolving credit facility, $55.0 million of which is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable and $15.0 million of which is available from November 1 through April 30 of each fiscal year.

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

     The Company will record a $0.8 million non-cash extraordinary charge, net of tax benefit, related to the write-off of unamortized financing costs associated with the terminated facilities in its second fiscal quarter of fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is one of the largest wholesale nurseries in the United States, based on revenue and greenhouse square footage. The Company sells a wide assortment of high-quality bedding plants, shrubs, potted flowering plants, ground cover and Christmas trees as well as provides extensive merchandising services primarily to leading home centers and mass merchants. The Company's business is highly seasonal with a peak selling season in the spring generally from March through June. Consequently, the Company has historically reported losses and lower revenues during its first and second fiscal quarters.

QUARTER ENDED SEPTEMBER 24, 1998 AS COMPARED TO THE QUARTER ENDED
  SEPTEMBER 25, 1997

     NET SALES. Net sales increased $2.2 million, or 8.7%, to $27.7 million for the quarter ended September 24, 1998 from $25.5 million during the quarter ended September 25, 1997. This increase is primarily the result of business acquisitions during the quarter ended September 25, 1997.

     GROSS PROFIT. Gross profit increased $0.9 million, or 11.5%, to $8.3 million for the quarter ended September 24, 1998 from $7.5 million during the quarter ended September 25, 1997. Gross profit as a percentage of net sales increased to 30.0% for the quarter ended September 24, 1998 from 29.3% for the quarter ended September 25, 1997. The increase in gross profit percentage was primarily the result of less inventory shrink recognized in the first quarter of fiscal 1999.

     OPERATING EXPENSES. Operating expenses include sales, marketing and delivery expenses, general and administrative expenses, amortization of intangible assets and special charges. Sales, marketing and delivery expenses increased $1.5 million, or 17.9%, to $9.9 million for the quarter ended September 24, 1998 from $8.4 million in the quarter ended September 25, 1997. As a percentage of net sales, sales, marketing and delivery expenses increased to 35.7% for the quarter ended September 24, 1998 from 32.9% for the quarter ended September 25, 1997. This increase as a percentage of net sales was the result of increased costs associated with growth of the Company's sales force. General and administrative expenses increased $0.8 million, to $3.5 million for the quarter ended September 24, 1998 from $2.7 million in the quarter ended September 25, 1997. As a percentage of net sales, general and administrative expenses increased to 12.6% for the quarter ended September 24, 1998 from 10.5% for the quarter ended September 25, 1997. This increase as a percentage of net sales is primarily the result of hiring additional members of management to support the Company's operations. The Company is currently reviewing all delivery, sales, marketing, general and administrative expenses. Amortization of intangible assets decreased $0.2 million to $0.6 million for the quarter ended September 24, 1998 due to the write-off of unamortized financing costs associated with the terminated credit facilities during the first quarter of fiscal 1998.

      SPECIAL CHARGES AND OTHER.   During the first quarter of fiscal 1999,
the Company recorded a pre-tax special charge of $3.7 million related to the closure of two facilities, employee severance, and other incurred, non-recurring consulting costs. These costs were associated with new management's ongoing review of the Company's operations.

     INTEREST EXPENSE. Interest expense increased $1.8 million to $4.8 million for the quarter ended September 24, 1998 from $3.0 million in quarter ended September 25, 1997 as a result of significantly higher levels of borrowings required to fund operating losses and the Company's working capital requirements.

     TAXES. While the Company's financial statements include tax expense, the Company has historically not paid income taxes. Agricultural companies are permitted to calculate taxable income on a cash basis. As a result of the Company's growth, this treatment has enabled the Company to generate significant net operating losses since its inception and accumulate a large net operating loss carryforward. In addition, the

Company's effective tax rate has been different than the U.S. statutory rate of 34%. The difference between the Company's effective tax rate and the U.S. statutory rate is due to state tax provisions and other California tax limitations on the use of net operating loss carryforwards. The Company's effective tax rate decreased to 35.4% for the quarter ended September 24, 1998 from 45.0% for the quarter ended September 25, 1997. This decrease was primarily the result of expected full year results and the corresponding impact of the various state limitations thereon..

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash needs are primarily to fund seasonal working capital requirements and capital expenditures. During the quarter ended September 24, 1998, the Company's primary source of capital was a revolving line of credit. At June 30, 1998 and throughout the first quarter of fiscal 1999, the Company was not in compliance with certain financial covenants on its revolving credit facility, but a waiver was obtained from the banks. The Company's first quarter results were adversely impacted by its seasonal cycles, high operating costs and special charges. In order to improve its operating results the Company has hired several new executives with significant operating experience to bolster its current management team and adjust the production process to attempt to better match supply and demand and limit excess inventory while maintaining high quality customer service. The company recorded a $3.7 million pre-tax, non-recurring special charge in the quarter ended September 24, 1998 relating to the closing of two facilities, employee severance and other incurred, non-recurring consulting costs. These costs were associated with management's ongoing review of the Company's operations. The Company may record additional charges as management finalizes its review of the Company's operations.

     On October 15, 1998, the Company entered into a Loan and Security Agreement with Fleet Capital Corporation, as agent (the "Fleet Loan Agreement"), and repaid the existing revolving credit facility in full. The Fleet Loan Agreement provides a $70.0 million revolving credit facility, $55.0 of which is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable and $15.0 million of which is available from November 1 through April 30 of each fiscal year.

     During the quarter ended September 24, 1998, net cash used in operating activities was $5.3 million primarily as a result of operating losses and increases in inventory partially offset by decreased receivables. Net cash used in investing activities during the quarter ended September 24, 1998 and September 25 1997 was $1.4 million and $43.6 million, respectively. The Company used cash to acquire six businesses during the quarter ended September 25, 1997 and spent $1.4 million and $3.0 million on capital expenditures during the quarter ended September 24, 1998 and September 25, 1997, respectively. The business acquisitions during the quarter ended September 25, 1997 were financed with $36.8 million of bank loans. The Company anticipates that it will spend a total of $2.6 million during the year ended June 30, 1999, of which approximately $1.4 million is expected to be used for expansion capital expenditures. Expansion capital expenditures represent expenditures for capital which increases the Company's productive capabilities and typically includes grading of new land, purchasing and building new greenhouses and related improvements, such as the installation of ventilation and irrigation systems.

     The Company is highly leveraged. As of September 24, 1998, the Company has $140.4 million of long-term indebtedness and an accumulated deficit of $33.2 million. Although the Company believes that the cash available from the Fleet Loan Agreement will be sufficient to finance working capital requirements and capital expenditures for the next 12 months, there is no assurance that the Company will be able to generate sufficient cash flows or meet its financial goals to comply with debt covenants in the future. The Company may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing its indebtedness and capital stock. The Company's debt service obligations have important consequences to holders of its debt, preferred stock, warrants and common stock including the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for operations, acquisitions, future business opportunities and other purposes and increasing the Company's vulnerability to adverse general economic and industry conditions; (ii) the Company's leveraged position may increase its vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in the Fleet Loan Agreement, the indenture for the outstanding senior subordinated notes and the certificate of designation for the Series A Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

YEAR 2000 COMPLIANCE PROGRAM

     YEAR 2000 PROBLEM

     The Year 2000 problem is the result of computer programs being written using two digits (rather that four) to define the applicable year. Any of the Company's programs that have time-sensitive software or equipment that has time-sensitive embedded components may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company also may be vulnerable to other companies' Year 2000 issues. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of any vendors' or customers' failure to become Year 2000 compliant on a timely basis. See "-- Certain Business Considerations -- Year 2000."

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

     -- financial systems, such as general ledger, accounts receivable and payable, inventory, order entry, sales force automation and purchasing

     -- computer hardware, including major hardware to operate the financial systems and related operating software

     -- operational and support systems, such as telephone equipment, greenhouse automation and watering systems

     --   secondary computer systems, including custom built software

     -- customers' compliance efforts, including identifying whether the Company's high-volume customers are Year 2000 compliant

     -- suppliers' compliance efforts, including whether significant suppliers are Year 2000 compliant

     -- service vendors' compliance efforts, including identifying significant service venders and whether they are Year 2000 compliant.

     The Company has tested its primary financial systems and hardware and determined that they are Year 2000 compliant. The Company has determined that one of its divisional financial systems and certain of its operational and support systems and secondary systems are not Year 2000 compliant, but that the cost in making the necessary changes to ensure Year 2000 compliance will not be material. See "--Cost of Compliance and Risks of Non-Compliance." With respect to its customers, the Company has contacted, or has been contacted by, its major customers and determined that such customers are Year 2000 compliant. The Company is in the process of contacting its major suppliers and service vendors regarding Year 2000 compliance and anticipates that its compliance plan will be completed by the end of calendar 1998 or early 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     The following table provides information about the Company's market sensitive liabilities, categorized by maturity, and constitutes a "forward-looking statement." For more information, please refer to Item 1. "Financial Statements and Notes to Consolidated Financial Statements."

                                    June 30, 1998

                                                   Expected Maturities
                              -------------------------------------------------------------------
                                                                                There-
Long-term Liabilities:         1999      2000      2001      2002      2003     after     Total
                              ------    ------    ------    ------    ------    ------    ------
                                                  (dollars in millions)


Fixed Rate:

   Series A Preferred Stock       -         -         -         -       $2.6     $94.6     $97.2
   Average Interest Rate         13%       13%       13%       13%       13%       13%

   Senior Subordinated
       Notes                   $10.5     $10.5     $10.5     $10.5     $10.5    $142.0    $194.5
       Average Interest Rate   10.5%     10.5%     10.5%     10.5%     10.5%     10.5%

   Heller Note                    -         -         -         -         -      $12.2     $12.2
       Average Interest Rate    8.0%      8.0%      8.0%      8.0%      8.0%      8.0%

   ODA Note                     $0.1      $0.1      $0.1      $0.1      0.1       $1.0      $1.6
       Average Interest Rate    9.0%      9.0%      9.0%      9.0%      9.0%      9.0%

Variable Rate:
       Fleet Loan Agreement                                  $70.0(1)                      $70.0
       Average Interest Rate    Base Rate, as defined, plus 1.0% or LIBOR, as defined, plus 3.0%


(1) On October 15, 1998, the Company entered into the Fleet Loan Agreement, borrowed approximately $32 million, and repaid in full amounts due under its existing credit facility. The Fleet Loan Agreement terminates in October 2001 (fiscal 2002). See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources" and Note 20 to the Notes to Consolidated Financial Statements.

                             PART II. - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are from time to time subject to various legal proceedings incidental to its business. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position or results of operations, taken as a whole.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     At June 30, 1998, the Company was in default of certain of its financial covenants under its loan agreement with Credit Agricole Indosuez and a syndicate of banks and was therefore in default under section 8.03(a) of the agreement. On August 7, 1998, the credit agreement was amended and the banks waived any default or event of default caused by the Company's failure to meet certain covenants at June 30, 1998 and through October 15, 1998, when the Company entered into the Fleet Loan Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

                                    EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
3.1      Form of Amended and Restated Certificate of Incorporation of the
         Registrant, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997 (SEC File
         No. 000-23483), as previously filed with the Securities and Exchange
         Commission.
3.2      Amended and Restated Bylaws, incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
3.3      Form of Certificate of Designation of the Series A Preferred Stock,
         incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997 (SEC File No. 000-
         23483), as previously filed with the Securities and Exchange Commission.
4.1      Form of Preferred Stock Certificate, incorporated by reference to the
         Company's Registration Statement on Form S-1 (SEC File No. 333-37335),
         as previously filed with the Securities and Exchange Commission.
4.2      Indenture (including Form of Note), incorporated by reference to the
         Company's Quarterly Report on Form 10-Q for the quarterly period ended
         December 25, 1997 (SEC File No. 000-23483), as previously filed with the
         Securities and Exchange Commission.


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

                                       16

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
10.16    Fee Agreement dated as of December 31, 1996 between Registrant and
         Kohlberg Company, LLC incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.17    Merger Agreement dated as of February 20, 1997 for the acquisition of
         Lone Star Growers Co. incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.18    Real Property Lease between M.F. Vukelich Co. and the Registrant dated
         December 1, 1995, incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.19    Real Property Lease between Michael F. Vukelich as Guardian for Trisha
         Vukelich and the Registrant dated as of December 31, 1995, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
         File No. 333-37335), as previously filed with the Securities and
         Exchange Commission.
10.20    Asset Purchase Agreement dated as of March 14, 1997 between Color Spot
         Christmas Trees, Inc. and Signature Trees, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-
         37335), as previously filed with the Securities and Exchange Commission.
10.21    9% Subordinated Promissory Note issued to Oda Nursery, Inc. incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
         File No. 333-37335), as previously filed with the Securities and
         Exchange Commission.
10.22    Stockholders Repurchase Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on
         Form S-1 (SEC File No. 333-37335), as previously filed with the
         Securities and Exchange Commission.
10.23    Employment Agreement dated as of July 30, 1998 with Raju Boligala, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.24    1998 Employees Stockholders Agreement incorporated by reference to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1998
         (SEC File No. 000-23483), as previously filed with the Securities and
         Exchange Commission.
10.25    Loan and Security Agreement dated as of October 15, 1998, with Fleet
         Capital Corporation as agent incorporated by reference to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1998 (SEC File
         No. 000-23483), as previously filed with the Securities and Exchange
         Commission.
10.26    Subordination Agreement dated as of October 15, 1998, between Heller,
         Fleet Capital Corporation, as agent, and the Registrant incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
         June 30, 1998 (SEC File No. 000-23483), as previously filed with the
         Securities and Exchange Commission.
11.1     Computations of Earnings Per Share -- See Note 7 to the Notes to
         Consolidated Financial Statements.
27.1     Financial Data Schedule.


(b)  REPORTS ON FORM 8-K.

     None.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: November 9, 1998.


                                   COLOR SPOT NURSERIES, INC.
                                   a Delaware corporation


                                   By: /s/ Michael F. Vukelich
                                       -----------------------
                                   Name:  Michael F. Vukelich
                                   Title: Chairman of the Board, Chief
                                          Executive Officer and Director
                                          (PRINCIPAL EXECUTIVE OFFICER)


                                   By: /s/ Carlos R. Plaza
                                       -------------------
                                   Name:  Carlos R. Plaza
                                   Title: Executive Vice President and Chief
                                          Financial Officer (PRINCIPAL
                                          FINANCIAL OFFICER AND PRINCIPAL
                                          ACCOUNTING OFFICER)

                                   EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
3.1      Form of Amended and Restated Certificate of Incorporation of the
         Registrant, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997 (SEC File
         No. 000-23483), as previously filed with the Securities and Exchange
         Commission.
3.2      Amended and Restated Bylaws, incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
3.3      Form of Certificate of Designation of the Series A Preferred Stock,
         incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997 (SEC File No. 000-
         23483), as previously filed with the Securities and Exchange Commission.
4.1      Form of Preferred Stock Certificate, incorporated by reference to the
         Company's Registration Statement on Form S-1 (SEC File No. 333-37335),
         as previously filed with the Securities and Exchange Commission.
4.2      Indenture (including Form of Note), incorporated by reference to the
         Company's Quarterly Report on Form 10-Q for the quarterly period ended
         December 25, 1997 (SEC File No. 000-23483), as previously filed with the
         Securities and Exchange Commission.
4.3      Warrant Agreement (including Form of Warrant), incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.1     Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of December 24, 1997, incorporated by reference to the Company's Current
         Report on Form 8-K (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission on August 14, 1998.
10.2     First Amendment and Waiver to Second Amended And Restated Credit
         Agreement dated as of December 24, 1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.3     Second Amended and Restated Credit Agreement dated as of December 24,
         1997, incorporated by reference to the Company's Quarterly Report on
         Form 10-Q for the quarterly period ended December 25, 1997 (SEC File No.
         000-23483), as previously filed with the Securities and Exchange
         Commission.
10.4     Amended and Restated credit Agreement dated as of February 20, 1997, incorporated by reference to the Company's Registration Statement on
         Form S-1 (SEC File No. 333-37335), as previously filed with the
         Securities and Exchange Commission.
10.5     Recapitalization and Stock Purchase Agreement among the Registrant,
         Heller Equity Capital Corporation ("Heller"), M.F. Vukelich Co., Michael
         F. Vukelich, Jerry Halamuda, Gary E. Mariani, Steven J. Bookspan,
         Richard E. George and KCSN Acquisition Company, L.P. dated as of
         December 31, 1996, incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.6     8% Subordinated Convertible Note issued to Heller, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File
         No. 333-37335), as previously filed with the Securities and Exchange
         Commission.
10.7     Put/Call Option Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
         File No. 333-37335), as previously filed with the Securities and
         Exchange Commission.
10.8     Stockholders Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File
         No. 333-37335), as previously filed with the Securities and Exchange
         Commission.
10.9     Employee Stockholders Agreement dated as of June 1, 1997, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
         File No. 333-37335), as previously filed with the Securities and
         Exchange Commission.
10.10    Employment Agreement with Michael F. Vukelich dated as of December 31,
         1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the
         Securities and Exchange Commission.


EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
10.11    Employment Agreement with Jerry L. Halamuda dated as of December 31,
         1996. incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the
         Securities and Exchange Commission.
10.12    1996 Stock Incentive Plan incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.13    1997 Stock Incentive Plan incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.14    Special Stock Option Plan incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.15    Form of Stock Purchase Option incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.16    Fee Agreement dated as of December 31, 1996 between Registrant and
         Kohlberg Company, LLC incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.17    Merger Agreement dated as of February 20, 1997 for the acquisition of
         Lone Star Growers Co. incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.18    Real Property Lease between M.F. Vukelich Co. and the Registrant dated
         December 1, 1995, incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.19    Real Property Lease between Michael F. Vukelich as Guardian for Trisha
         Vukelich and the Registrant dated as of December 31, 1995, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
         File No. 333-37335), as previously filed with the Securities and
         Exchange Commission.
10.20    Asset Purchase Agreement dated as of March 14, 1997 between Color Spot
         Christmas Trees, Inc. and Signature Trees, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-
         37335), as previously filed with the Securities and Exchange Commission.
10.21    9% Subordinated Promissory Note issued to Oda Nursery, Inc. incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
         File No. 333-37335), as previously filed with the Securities and
         Exchange Commission.
10.22    Stockholders Repurchase Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on
         Form S-1 (SEC File No. 333-37335), as previously filed with the
         Securities and Exchange Commission.
10.23    Employment Agreement dated as of July 30, 1998 with Raju Boligala incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.24    1998 Employees Stockholders Agreement incorporated by reference to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1998
         (SEC File No. 000-23483), as previously filed with the Securities and
         Exchange Commission.
10.25    Loan and Security Agreement dated as of October 15, 1998, with Fleet
         Capital Corporation as agent incorporated by reference to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1998 (SEC File
         No. 000-23483), as previously filed with the Securities and Exchange
         Commission.
10.26    Subordination Agreement dated as of October 15, 1998, between Heller,
         Fleet Capital Corporation, as agent, and the Registrant incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
         June 30, 1998 (SEC File No. 000-23483), as previously filed with the
         Securities and Exchange Commission.
11.1     Computations of Earnings Per Share -- See Note 7 to the Notes to
         Consolidated Financial Statements.
27.1     Financial Data Schedule.
