Form 10-Q
period 1998-12-24
COLOR SPOT NURSERIES INC
filed 1999-02-05
CIK 1015399

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                ---------------------


                                      FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended         DECEMBER 24, 1998
                                          -----------------------------

                                          OR

     (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________ to ____________

                          Commission file number  000-23483
                                                 ----------

                       ----------------------------------------

                              COLOR SPOT NURSERIES, INC.
           (Exact Name of Registrant as Specified in Its Charter)


        DELAWARE                                       68-0363266
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

     3478 BUSKIRK AVENUE, PLEASANT HILL, CA                     94523
     (Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code        (925) 934-4443
                                                   ---------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X             No
                                                -------               -------

     As of February 1, 1999, the Registrant had outstanding 6,937,068 shares of Common Stock, par value $0.001 per share.

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

     FOR A DISCUSSION OF THESE FACTORS AND OTHERS, PLEASE SEE THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- CERTAIN BUSINESS FACTORS" OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1998 (AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 15, 1998). READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS MADE IN, OR INCORPORATED BY REFERENCE INTO, THIS QUARTERLY REPORT OR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, ANY DOCUMENT OR STATEMENT REFERRING TO THIS QUARTERLY REPORT OR THE COMPANY'S PRESS RELEASES.

                             COLOR SPOT NURSERIES, INC.


                                       INDEX

PART I - FINANCIAL INFORMATION                                                                            PAGE
     Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets as of December 24, 1998 and
             June 30, 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

             Consolidated Statements of Operations for the Three and Six Months
             Ended December 24, 1998 and December 25, 1997. . . . . . . . . . . . . . . . . . . . . . . . . 2

             Consolidated Statement of Changes in Stockholders' Equity and
             Comprehensive Loss for the Six Months Ended December 24, 1998. . . . . . . . . . . . . . . . . 3

             Consolidated Statements of Cash Flow for the Six Months
             Ended December 24, 1998 and December 25, 1997. . . . . . . . . . . . . . . . . . . . . . . . . 4

             Condensed Notes to Consolidated Financial Statements as of
             December 24, 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .12

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16



PART II - OTHER INFORMATION

     Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

     Item 2. Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . .17

     Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

     Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . .17

     Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

ITEM 1.
                  COLOR SPOT NURSERIES, INC. AND SUBSIDIARIE

                         CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     December 24,      June 30,
                                                                                         1998            1998
                                                                                     -------------    -----------
                                                                                     (unaudited)
                                        ASSETS
CURRENT ASSETS:
     Cash                                                                             $   1,499       $  2,244
     Accounts receivable, net of allowances of $1,946 and $3,084, respectively           25,992         28,463
     Inventories, net                                                                    49,015         42,306
     Prepaid expenses and other                                                             697          1,803
                                                                                      ---------       --------
        Total current assets                                                             77,203         74,816

TREE INVENTORIES                                                                          4,423          3,607
PROPERTY, PLANT AND EQUIPMENT, net                                                       53,733         54,197
INTANGIBLE ASSETS, net                                                                   52,563         56,117
DEFERRED INCOME TAXES                                                                    28,147         20,167
NOTES RECEIVABLE AND OTHER ASSETS                                                         1,264          1,446
                                                                                      ---------       --------

        Total assets                                                                  $ 217,333       $210,350
                                                                                      ---------       --------
                                                                                      ---------       --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable                                                                 $  11,645       $ 16,305
     Accrued liabilities                                                                 18,593         14,404
     Dividends payable to stockholders                                                      146            232
     Deferred income taxes                                                               16,013         16,013
     Current maturities of long-term debt                                                   993          1,053
                                                                                      ---------       --------

        Total current liabilities                                                        47,390         48,007

LONG-TERM DEBT                                                                          156,924        135,044
                                                                                      ---------       --------

        Total liabilities                                                               204,314        183,051
                                                                                      ---------       --------

SERIES A PREFERRED STOCK, $0.01 par value, 100,000 shares authorized,
     43,884 and 42,504 shares issued and outstanding, respectively                       35,739         32,524
REDEEMABLE COMMON STOCK, $0.001 par value, 1,163,550
     shares issued and outstanding                                                        2,425          2,266
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $0.01 par value, 4,900,000 shares authorized,
       no shares issued and outstanding                                                       -              -
     Common stock, $0.001 par value, 50,000,000 shares authorized,
       5,773,518 shares issued and outstanding                                               12              12
     Additional paid-in capital                                                          51,130          50,975
     Treasury stock, 6,200,228 shares                                                   (45,488)        (45,488)
     Warrants, 825,000 exercisable at $0.01 per share                                     8,250           8,250
     Accumulated deficit                                                                (39,049)        (21,240)
                                                                                      ----------      ---------

        Total stockholders' deficit                                                     (25,145)         (7,491)
                                                                                      ----------      ---------

     Total liabilities and stockholders' deficit                                      $ 217,333       $ 210,350
                                                                                      ----------      ---------
                                                                                      ----------      ---------

  The acompanying notes are an integral part of these consolidated financial statements.

                     COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)

                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              Three Months Ended              Six Months Ended
                                                                        December 24,     December 25,    December 24,   December 25,
                                                                           1998              1997            1998           1997
                                                                        ------------    -----------      -------------  -----------
NET SALES                                                                 $47,921         $ 38,708          $ 75,627       $64,190
COST OF SALES                                                              32,125           25,502            51,511        43,647
                                                                        ----------       ----------       -----------   ----------
    Gross profit                                                           15,796           13,206            24,116        20,543

SALES, MARKETING AND DELIVERY EXPENSES                                     11,266           11,095            21,159        19,499
GENERAL AND ADMINISTRATIVE EXPENSES                                         5,506            2,594             8,985         5,292
SPECIAL CHARGES AND OTHER                                                      -                -              3,652            -
AMORTIZATION OF INTANGIBLE ASSETS                                             430              629               859           974
TERMINATION OF MANAGEMENT FEE AND OTHER                                        -             2,400                -          2,400
                                                                        ----------       ----------       -----------   ----------

    Loss from operations                                                   (1,406)          (3,512)          (10,539)       (7,622)

INTEREST EXPENSE                                                            3,717            3,305             7,734         5,805
OTHER (INCOME) EXPENSE                                                       (325)             (69)               50            33
                                                                        ----------       ----------       -----------   ----------

    Loss before income taxes, cumulative effect of change
       in accounting principle and extraordinary loss                      (4,798)          (6,748)          (18,323)      (13,460)
INCOME TAX BENEFIT                                                          1,699            3,709             6,490         6,730
                                                                        ----------       ----------       -----------   ----------
    Loss before cumulative effect of change in accounting principle        (3,099)          (3,039)          (11,833)       (6,730)
       and extraordinary loss
CUMMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE, net of tax benefit                                              -                -              1,687            -

EXTRAORDINARY LOSS, net of tax benefit                                        999            2,162               999         2,162
                                                                        ----------       ----------       -----------   ----------

    Net loss                                                               (4,098)          (5,201)          (14,519)       (8,892)

SERIES A PREFERRED STOCK DIVIDENDS/ACCRETION                                1,631               -              3,130            -
                                                                        ----------       ----------       -----------   ----------

    Net loss applicable to common stock                                   $(5,729)        $ (5,201)         $(17,649)     $ (8,892)
                                                                        ----------       ----------       -----------   ----------
                                                                        ----------       ----------       -----------   ----------

Net loss per common share:
    Loss before cumulative effect of change in accounting principle        $(0.68)          $(0.44)          $ (2.16)       $(0.97)
      and extraordinary loss
    Cumulative effect of change in accounting principle                        -                -              (0.24)           -
    Extraordinary loss                                                      (0.14)           (0.31)            (0.14)        (0.31)
                                                                        ----------       ----------       -----------   ----------
       Total                                                               $(0.83)          $(0.75)           $(2.54)      $ (1.28)
                                                                        ----------       ----------       -----------   ----------
                                                                        ----------       ----------       -----------   ----------

Shares used in per share calculation                                    6,937,068        6,937,068         6,937,068     6,932,805
                                                                        ----------       ----------       -----------   ----------
                                                                        ----------       ----------       -----------   ----------

  The acompanying notes are an integral part of these consolidated financial statements.

                     COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                         (IN THOUSANDS, EXCEPT COMMON SHARES)


                                                                  Additional
                                               Common    Common     Paid-In     Treasury
                                               Shares     Stock     Capital      Stock
                                             ----------  -------  -----------  ----------
Balance, June 30, 1998                       5,773,518    $ 12     $50,975     $ (45,488)

Accretion of Series A preferred stock                -       -           -            -
Accretion of redeemable common stock                 -       -           -            -
Series A preferred stock dividends                   -       -           -            -
Deferred compensation                                -       -         155            -
Net loss                                             -       -           -            -
                                             ----------   ------  ---------   -----------
Balance, December 24, 1998 (unaudited)       5,773,518    $ 12     $51,130     $ (45,488)
                                             ----------   ------  ---------   -----------
                                             ----------   ------  ---------   -----------

                                                                            Total
                                                          Accumulated    Stockholders'  Comprehensive
                                           Warrants         Deficit        Deficit           Loss
                                          ----------     -------------   ------------   --------------
Balance, June 30, 1998                    $ 8,250        $ (21,240)      $  (7,491)     $      -

Accretion of Series A preferred stock           -             (410)           (410)            -
Accretion of redeemable common stock            -             (160)           (160)            -
Series A preferred stock dividends              -           (2,720)         (2,720)            -
Deferred compensation                           -               -              155             -
Net loss                                        -          (14,519)        (14,519)       (14,519)
                                          --------       -----------     ----------     ----------

Balance, December 24, 1998 (unaudited)     $8,250        $ (39,049)      $ (25,145)     $ (14,519)
                                          --------       -----------     ----------     ----------
                                          --------       -----------     ----------     ----------


  The acompanying notes are an integral part of these consolidated financial statements.

                     COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOW

                                     (UNAUDITED)

                                    (IN THOUSANDS)

                                                                                    Six Months Ended
                                                                                December 24,   December 25,
                                                                                    1998            1997
                                                                                ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $ (14,519)       $(8,892)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                 3,633          2,952
      Interest paid in kind                                                           322            297
      Deferred compensation                                                           157             -
      Deferred income taxes                                                        (7,980)        (8,892)
      Write-off of extraordinary items                                              2,612             -
      Write-off of deferred financing costs                                         1,547          4,324
      Changes in operating assets and liabilities, net of effect of acquired businesses:
        Decrease in accounts receivable                                             2,653          2,357
        Increase in inventories                                                    (7,525)       (17,597)
        (Decrease) increase in prepaid expenses and other assets                    1,106           (206)
        Increase (decrease) in accounts payable                                    (4,660)         6,017
        Increase in accrued and other liabilities                                   4,590          5,663
                                                                                  --------       --------
           Net cash used in operating activities                                  (18,064)       (13,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid in business acquisitions, less cash acquired                              -         (40,539)
   Purchases of fixed assets                                                       (2,310)        (7,309)
                                                                                  --------       --------
           Net cash used in investing activities                                   (2,310)       (47,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                                            -           5,121
   Purchase of treasury stock                                                          -            (260)
   Financing costs                                                                 (1,869)          (743)
   Issuance of preferred stock and warrants                                            -          40,000
   Proceeds from borrowings                                                            -         136,803
   Debt and stock issuance costs                                                       -          (7,848)
   Net borrowings under revolving line of credit                                   21,935         (9,386)
   Repayments of long-term debt                                                      (437)      (104,272)
                                                                                  --------       --------
           Net cash provided by financing activities                               19,629         59,415

NET DECREASE IN CASH                                                                 (745)        (2,410)
CASH AT BEGINNING OF PERIOD                                                         2,244          2,762
                                                                                  --------       --------
CASH AT END OF PERIOD                                                              $1,499          $ 352
                                                                                  --------       --------
                                                                                  --------       --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                     $7,019         $5,207
                                                                                  --------       --------
                                                                                  --------       --------
      Income taxes                                                                     $3             $3
                                                                                  --------       --------
                                                                                  --------       --------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Stock issued for acquisitions                                                     $ -           $ 625
                                                                                  --------       --------
                                                                                  --------       --------

  The acompanying notes are an integral part of these consolidated financial statements.

                              COLOR SPOT NURSERIES, INC.
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 24, 1998


NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS

     The information contained in the following notes to the consolidated financial statements of Color Spot Nurseries, Inc. (the "Company") is condensed from that which would appear in the annual consolidated financial statements. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for its fiscal year ended June 30, 1998 contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. For purposes of this quarterly report on Form 10-Q, the term "three months or quarter ended December 24, 1998" relates to the period from September 25, 1998 through December 24, 1998, the term "three months or quarter ended December 25, 1997" relates to the period from September 26, 1997 through December 25, 1997, the term "six months ended December 24, 1998" relates to the period from July 1, 1998 through December 24, 1998 and the term "six months ended December 25, 1997" relates to the period from July 1, 1997 through December 25, 1997.

     In the fiscal year ended December 24,1998, the Company reported a net loss before income taxes and extraordinary items of $29.7 million and used $25.9 million of cash in operating activities. During the three months ended September 24, 1998, the Company reported a net loss before income taxes and cumulative effect of change in accounting principle of $8.7 million and used $5.3 million of cash in operating activities. Consequently, the Company was not in compliance with certain financial covenants on its revolving credit facility at June 30, 1998, but a waiver was obtained from the banks for the violations. The Company's fiscal 1998 operating results were adversely impacted by severe weather and inventory overproduction that resulted in the write-off of unsaleable excess products. The Company's results during the six months ended December 24, 1998 were adversely impacted by its seasonal cycles and fixed operating costs as well as special charges. In order to improve its operating results, the Company hired several new executives with significant operating experience to bolster its current management team. One of the tactical initiatives implemented by management has been to adjust the production planning process to better match supply and demand and limit excess inventory while maintaining high quality customer service. This production change has resulted in reduced strategic overproduction and reduced shrink, or write-off of unsaleable excess inventory. Management has also implemented measures designed to increase efficiency in product returns, labor, delivery and selling expenses. The Company recorded a $3.7 million non-recurring special charge during the three months ended September 24, 1998 relating to facility closings, employee severance and other non-recurring consulting costs associated with actions taken by the new management team. The Company may record additional charges as management finalizes its review of the Company's operations.

     As of December 24, 1998, the Company had $156.9 million of long-term indebtedness and an accumulated deficit of $39.0 million. The Company is highly leveraged. On October 15, 1998, the Company entered into a new three-year loan agreement providing up to $70.0 million of availability. In connection with this refinancing, the Company's existing revolving credit facility and its associated acquisition term loan facility and supplemental line were terminated (see Note
6). Although the Company succeeded in refinancing its debt on October 15, 1998, there can be no assurance that the Company will be able to generate sufficient cash flows or meets its financial goals to comply with debt covenants in the future. The Company may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing its indebtedness and capital stock. Accordingly, the Company has significant debt service obligations. The Company's debt service obligations will have important consequences to holders of its debt, preferred stock, warrants and common stock including the following: (i) a substantial portion of

                              COLOR SPOT NURSERIES, INC.
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 24, 1998


the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for operations, acquisitions, future business opportunities and other purposes and increasing the Company's vulnerability to adverse general economic and industry conditions; (ii) the Company's leveraged position may increase its vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in the new loan agreement, the indenture for its outstanding senior subordinated notes and the certificate of designation for the Series A Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

     The accompanying financial statements have been prepared contemplating the realization of all recorded assets, including intangible assets and deferred tax assets and the satisfaction of liabilities in the normal course of business. The Company must generate sufficient cash flow to meet its obligations as they come due, comply with the terms of its new credit facility, and ultimately attain profitability or there will be a material adverse impact on the Company's business, financial position and results of operations. No assurances can be provided that the Company will be able to attain profitability or achieve its business objectives.

     The consolidated financial statements as of December 24, 1998 and for the three and six months ended December 24, 1998 and December 25, 1997 are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The Company's operations are highly seasonal and the results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

                              COLOR SPOT NURSERIES, INC.
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 24, 1998


NOTE 2 - INVENTORIES

     Inventories at December 24, 1998 and June 30, 1998, consisted of the following (in thousands):

                                                  DECEMBER 24,    JUNE 30,
                                                     1998          1998
                                                  -----------   ----------
          Current:                                (UNAUDITED)
             Plants, shrubs and ground cover      $  $45,015    $   39,764
             Raw materials and supplies                6,091        7,565
             Inventory reserves                       (2,091)      (5,023)
                                                  -----------   ----------
                Total current inventories             49,015       42,306
          Noncurrent:
             Christmas trees                           4,423        3,607
                                                  -----------   ----------
                Total inventories                  $  53.438    $  45,913
                                                  -----------   ----------
                                                  -----------   ----------

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 24, 1998 and June 30, 1998 consisted of the following (in thousands):

                                                   DECEMBER 24,   JUNE 30,
                                                       1998        1998
                                                   ------------ ----------
                                                   (UNAUDITED)
          Land                                     $  10,049    $  10,047
          Greenhouses and buildings                   21,633       21,157
          Furniture and fixtures                       5,004        4,593
          Machinery and equipment                     17,526       16,333
          Leasehold improvements                       5,661        5,356
          Other                                        3,788        3,789
                                                   ----------   ----------

                                                      63,661       61,275
          Less: Accumulated depreciation              (9,928)      (7,078)
                                                   ----------   ----------
             Total property, plant and equipment    $ 53,733    $  54,197
                                                   ----------   ----------
                                                   ----------   ----------



                              COLOR SPOT NURSERIES, INC.
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 24, 1998


NOTE 4 - INTANGIBLE ASSETS

     Intangible assets at December 24, 1998 and June 30, 1998 consisted of the following (in thousands):

                                                   DECEMBER 24,   JUNE 30,
                                                      1998          1998
                                                   -----------   ---------
                                                   (UNAUDITED)
          Goodwill                                 $  47,517     $ 47,517
          Organization costs                               -        3,578
          Financing costs                              6,104        5,911
          Non-compete agreements                       1,694        1,694
          Other                                          916          911
                                                   ----------    ---------
                                                      56,231       59,611
          Less: Accumulated amortization              (3,668)      (3,494)
                                                   ----------    ---------
             Total intangible assets               $  52,563     $ 56,117
                                                   ----------    ---------
                                                   ----------    ---------

     In April 1998, the AICPA issued Statement of Position 98-5 "Reporting on Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires non-governmental entities to expense start-up costs, including organization costs, as incurred. The Company early-adopted SOP 98-5 on July 1, 1998 and recognized a $2.6 million pre-tax charge ($1.7 million after tax benefit), which was accounted for as a change in accounting principle.


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

                              COLOR SPOT NURSERIES, INC.
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 24, 1998

     Pro forma operating results of the Company, assuming all the above acquisitions occurred on July 1, 1997, are presented below (in thousands, except per share amounts):

                                                  SIX MONTHS ENDED
                                              DECEMBER 24, DECEMBER 25,
                                                  1998         1997
                                              ------------ ------------
                                              (UNAUDITED)  (UNAUDITED)
Net sales                                     $  75,627    $  66,053
Loss before cumulative effect of change
      in accounting principle and
      extraordinary loss                        (11,833)      (7,319)
Loss per share before cumulative effect of
    change in accounting principle and
    extraordinary loss (including the effect
    of Series A preferred stock dividends/
    accretion                                     (2.16)       (1.05)
Shares used in per share calculation          6,937,068    6,490,119

NOTE 6 - DEBT

     Debt at December 24, 1998 and June 30, 1998 consisted of the following (in thousands):

                                           DECEMBER 24,   JUNE 30,
                                               1998         1998
                                           ------------  ---------
                                            (UNAUDITED)
Revolving line of credit                   $  45,973     $  24,038
Senior subordinated notes                    100,000       100,000
Convertible note                               8,308         7,986
Non-compete agreements                           954         1,073
Other                                          2,682         3,000
                                           ---------     ---------
                                             157,917       136,097
Less: Current maturities                        (993)       (1,053)
                                           ---------     ---------
    Long-term portion                      $ 156,924     $ 135,044
                                           ---------     ---------
                                           ---------     ---------

     On October 15, 1998, the Company's revolving line of credit was refinanced. The Company entered into a Loan and Security Agreement with Fleet Capital Corporation, as agent (the "Fleet Loan Agreement"), and the Company's existing credit facility was repaid in full. The Fleet Loan Agreement provides a $70.0 million revolving credit facility, $55.0 million of which is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable and $15.0 million of which is available, without limitation, from November 1 through April 30 each year. As of December 24, 1998, $12.3 million was available under this line of credit.

     The Fleet Loan Agreement is secured by substantially all of the Company's assets. Interest under the Fleet Loan Agreement accrues at a variable rate equal to the Prime plus 1.0% or LIBOR plus 3.0%. In

                              COLOR SPOT NURSERIES, INC.
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 24, 1998

addition, to the extent that the Company's borrowings exceed certain borrowing base limitations during the period from November 1 through April 30, the interest rates increase by an additional 0.5%. The interest rates may also increase by such amount 90 days following October 15, 1998 in the event that the Company fails to take certain specified actions with respect to the collateral securing the Fleet Loan Agreement. The Fleet Loan Agreement terminates October 15, 2001. The Fleet Loan Agreement restricts, among other things, the Company's ability to incur additional indebtedness, incur liens, pay or declare dividends, or enter into certain transactions. In addition, the Fleet Loan Agreement requires the Company to meet certain financial covenants. As of December 24, 1998, the Company was in compliance with these covenants.

     The Company recorded a $1.0 million non-cash extraordinary charge, net of tax benefit, related to the write-off of unamortized financing costs associated with the terminated facilities in its second fiscal quarter of fiscal 1999.


NOTE 7 - EARNINGS PER SHARE

Basic and diluted earnings per share is as follows:

                                                    Three Months Ended                                Six Months Ended
                                                    December 24, 1998                                 December 24, 1998
                                                    ------------------                                -----------------
                                                                     Per Share                                          Per Share
                                             (Loss)        Shares      Amount               (Loss)       Shares           Amount
                                            ----------    --------   ---------            ----------     -------        -----------
                                               (in                                           (in
                                             thousands)                                   thousands)
Loss before cumulative effect of
    change in accounting principle
    and extraordinary loss                  $(3,099)                 $ (0.45)           $ (11,833)                        $(1.71)

Preferred stock dividends/accretion          (1,631)                   (0.24)              (3,130)                         (0.45)
                                            --------                 --------           ----------                       --------
Loss before extraordinary loss and
    Cumulative effect of change in
    Accounting principle                     (4,730)                   (0.68)             (14,963)                         (2.16)

Cumulative effect of change in
    Accounting principle                          -                        -               (1,687)                         (0.24)

Extraordinary loss                             (999)                   (0.14)                (999)                         (0.14)
                                            --------                 --------           ----------                       --------

Net loss applicable to common
    Stock                                   $(5,729)     6,937,068   $ (0.83)           $ (17,649)        6,937,068       $(2.54)
                                            --------                 --------           ----------                       --------
                                            --------                 --------           ----------                       --------

                              COLOR SPOT NURSERIES, INC.
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 24, 1998

                                                  Three Months Ended                           Six Months Ended
                                                   December 25, 1997                           December 25, 1997
                                                  ------------------                           -----------------
                                                                        Per Share                                  Per Share
                                       (Loss)          Shares            Amount         (Loss)          Shares      Amount
                                     -----------     ----------       -----------      ----------      ---------   ----------
                                        (in                                              (in
                                      thousands)                                      thousands)
Loss before extraordinary loss       $(3,039)                          $ (0.44)         $(6,730)                    $(0.97)

Extraordinary loss                    (2,162)                          $ (0.31)          (2,162)                    $(0.31)

Net Loss                             $(5,201)        6,937,068         $ (0.75)         $(8,892)        6,932,805   $(1.28)


     For the three and six months ended December 24, 1998 and December 25, 1997, the effect of options, warrants and convertible securities was antidilutive and is therefore excluded from the computation of earnings per share.


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

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is one of the largest wholesale nurseries in the United States, based on annual revenue and greenhouse square footage. The Company sells a wide assortment of high-quality bedding plants, shrubs, potted flowering plants, ground cover and Christmas trees as well as provides extensive merchandising services primarily to leading home centers and mass merchants. The Company's business is highly seasonal with a peak selling season in the spring generally from March through June. Consequently, the Company has historically reported losses and lower revenues during its first and second fiscal quarters.


THREE MONTHS ENDED DECEMBER 24, 1998 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 25, 1997

     NET SALES. Net sales increased $9.2 million, or 23.8%, to $47.9 million for the three months ended December 24, 1998 from $38.7 million during the three months ended December 25, 1997. This increase is primarily the result of a 33.7% reduction in returns and a 16.0% increase in sales, mainly of seasonal products.

     GROSS PROFIT. Gross profit increased $2.6 million, or 19.6%, to $15.8 million for the three months ended December 24, 1998 from $13.2 million during the three months ended December 25, 1997. Gross profit as a percentage of net sales decreased to 33.0% for the three months ended December 24, 1998 from 34.1% for the three months ended December 25, 1997. The decrease in gross profit percentage was primarily the result of higher sales of lower margin seasonal products offset by a 20.3% decrease in labor and a 45.6% decrease in shrink, or write-off of unsaleable excess inventory.

     OPERATING EXPENSES. Operating expenses include sales, marketing and delivery expenses, general and administrative expenses, amortization of intangible assets and special charges. Sales, marketing and delivery expenses increased $0.2 million, or 1.5%, to $11.3 million for the three months ended December 24, 1998 from $11.1 million in the three months ended December 25, 1997. As a percentage of net sales, sales, marketing and delivery expenses decreased to 23.5% for the three months ended December 24, 1998 from 28.7% for the three months ended December 25, 1997. This decrease as a percentage of net sales was the result of a 12% reduction in the Company's sales force from December 25, 1997 to December 24, 1998 as well as the implementation of significant delivery cost efficiencies. As a percentage of net sales, delivery expense decreased to 14.5% for the three months ended December 24, 1998 from 17.9% for the three months ended December 25, 1997. General and administrative expenses increased $2.9 million, to $5.5 million for the three months ended December 24, 1998 from $2.6 million in the three months ended December 25, 1997. As a percentage of net sales, general and administrative expenses increased to 11.5% for the three months ended December 24, 1998 from 6.7% for the three months ended December 25, 1997. This increase as a percentage of net sales is primarily the result of increased hiring and a revised compensation structure for key management and other employees to support the company's operations. The Company is currently reviewing all delivery, sales, marketing, general and administrative expenses. Amortization of intangible assets decreased $0.2 million to $0.4 million for the three months ended December 24, 1998 due to the write-off of unamortized organization costs during the three months ended September 24, 1998.

     INTEREST EXPENSE. Interest expense increased $0.4 million to $3.7 million for the three months ended December 24, 1998 from $3.3 million in the three months ended December 25, 1997 as a result of higher levels of borrowings required to fund operating losses and the Company's working capital requirements.

     TAXES. While the Company's financial statements include tax expense or benefit, the Company has historically not paid income taxes. Agricultural companies are permitted to calculate taxable income on a cash basis. As a result of the Company's growth, this treatment has enabled the Company to generate significant net operating losses since its inception and accumulate a large net operating loss carryforward. In addition, the Company's effective tax rate has been different than the U.S. statutory rate of 34%. The difference between the Company's effective tax rate and the U.S. statutory rate is due to state tax provisions and other California tax limitations on the use of net operating loss carryforwards. The Company's effective tax rate decreased to 35.4% for the three months ended December 24, 1998 from 55.0% for the three months ended December 25, 1997. This decrease was primarily the result of expected full year results and the corresponding impact of the various state limitations thereon.


SIX MONTHS ENDED DECEMBER 24, 1998 AS COMPARED TO THE SIX MONTHS ENDED DECEMBER 25, 1997

     NET SALES. Net sales increased $11.4 million, or 17.8%, to $75.6 million for the six months ended December 24, 1998 from $64.2 million during the six months ended December 25, 1997. This increase is primarily the result of business acquisitions during the six months ended December 25, 1997 and $6.5 million in increased sales of seasonal product as well as a 26.9% decrease in returns.

     GROSS PROFIT. Gross profit increased $3.6 million, or 17.4%, to $24.1 million for the six months ended December 24, 1998 from $20.5 million during the six months ended December 25, 1997. Gross profit as a percentage of net sales decreased to 31.9% for the six months ended December 24, 1998 from 32.0% for the six months ended December 25, 1997. This slight decrease is due to higher sales of lower margin seasonal products offset by 25.6% less shrink, or write-off of unsaleable excess inventory, recognized during the six months ended December 24, 1998 and a 0.9% reduction in labor costs.

     OPERATING EXPENSES. Operating expenses include sales, marketing and delivery expenses, general and administrative expenses, amortization of intangible assets and special charges. Sales, marketing and delivery expenses increased $1.7 million, or 8.5%, to $21.2 million for the six months ended December 24, 1998 from $19.5 million in the six months ended December 25, 1997. As a percentage of net sales, sales, marketing and delivery expenses decreased to 28.0% for the six months ended December 24, 1998 from 30.4% for the six months ended December 25, 1997. This decrease as a percentage of net sales was the result of a 12% reduction in the Company's sales force from December 25, 1997 to December 24, 1998 as well as the implementation of significant delivery cost efficiencies. As a percentage of net sales, delivery expense decreased to 17.2% for the six months ended December 24, 1998 from 18.9% for the six months ended December 25, 1997. General and administrative expenses increased $3.7 million, to $9.0 million for the six months ended December 24, 1998 from $5.3 million in the six months ended December 25, 1997. As a percentage of net sales, general and administrative expenses increased to 11.9% for the six months ended December 24, 1998 from 8.2% for the six months ended December 25, 1997. This increase as a percentage of net sales is primarily the result of increased hiring and a revised compensation structure for key management and other employees to support the company's operations. The Company is currently reviewing all delivery, sales, marketing, general and administrative expenses. Amortization of intangible assets of $0.9 for the six months ended December 24, 1998 and December 25, 1997 decreased as a percentage of net sales to 1.1% for the six months ended December 24, 1998 from 1.5% for the six months ended December 25, 1997 due to the write-off of unamortized organization costs during the three months ended September 24, 1998.

     SPECIAL CHARGES AND OTHER. During the first quarter of 1999, the Company recorded a pre-tax special charge of $3.7 million related to the closure of two facilities, employee severance, and other incurred, non-recurring consulting costs. These costs were associated with new management's ongoing review of the Company's operations.

     INTEREST EXPENSE. Interest expense increased $1.9 million to $7.7 million for the six months ended December 24, 1998 from $5.8 million in the six months ended December 25, 1997 as a result of significantly higher levels of borrowings required to fund operating losses and the Company's working capital requirements.

     TAXES. While the Company's financial statements include tax expense or benefit, the Company has historically not paid income taxes. Agricultural companies are permitted to calculate taxable income on a cash basis. As a result of the Company's growth, this treatment has enabled the Company to generate significant net operating losses since its inception and accumulate a large net operating loss carryforward. In addition, the Company's effective tax rate has been different than the U.S. statutory rate of 34%. The difference between the Company's effective tax rate and the U.S. statutory rate is due to state tax provisions and other California tax limitations on the use of net operating loss carryforwards. The Company's effective tax rate decreased to 35.4% for the six months ended December 24, 1998 from 50.0% for the six months ended December 25, 1997. This decrease was primarily the result of expected full year results and the corresponding impact of the various state limitations thereon.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash needs are primarily to fund seasonal working capital requirements and capital expenditures. During the three and six months ended December 24, 1998, the Company's primary source of capital was a revolving line of credit. At June 30, 1998 and throughout the first quarter of fiscal 1999, the Company was not in compliance with certain financial covenants on its revolving credit facility, but a waiver was obtained from the Company's banks. The Company refinanced this credit facility in October 1998. The Company's results for the three months ended September 24, 1998 were adversely impacted by its seasonal cycles, fixed operating costs and special charges. In order to improve its operating results, the Company hired several new executives with significant operating experience to bolster its current management team. One of the tactical initiatives implemented by management has been to adjust the production planning process to better match supply and demand and limit excess inventory while maintaining high quality customer service. This production change has resulted in reduced strategic overproduction and reduced shrink, or write-off of unsaleable excess inventory. Management has also implemented measures designed to increase efficiency in product returns, labor, delivery and selling expenses. The company recorded a $3.7 million pre-tax, non-recurring special charge during the three months ended September 24, 1998 relating to the closure of two facilities, employee severance and other incurred, non-recurring consulting costs. These costs were associated with management's ongoing review of the Company's operations. The Company may record additional charges as management finalizes its review of the Company's operations.

     On October 15, 1998, the Company entered into a Loan and Security Agreement with Fleet Capital Corporation, as agent (the "Fleet Loan Agreement"), and repaid the existing credit facility in full. The Fleet Loan Agreement provides a $70.0 million revolving credit facility, $55.0 of which is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable and $15.0 million of which is available without limitation from November 1 through April 30 each year. As of December 24, 1998, $12.3 million was available under this line of credit.

     During the six months ended December 24, 1998, net cash used in operating activities was $18.1 million primarily as a result of seasonal operating losses and seasonal increases in inventory partially offset by decreased receivables. Net cash used in investing activities during the six months ended December 24, 1998 and December 25 1997 was $2.3 million and $47.8 million, respectively. The Company used cash to acquire six businesses during the six months ended December 25, 1997 and spent $2.3 million and $7.3 million on capital expenditures during the six months ended December 24, 1998 and December 25, 1997, respectively. The business acquisitions during the six months ended December 25, 1997 were financed with $36.8 million of acquisition loans. The Company anticipates that it will spend a total of $2.6 million during the year ended June 30, 1999 on capital expenditures, of which approximately $1.4 million relates to expansion capital expenditures. Expansion capital expenditures represent expenditures for capital which increase the Company's productive capabilities and typically include grading of new land, purchasing and building new greenhouses and related improvements, such as the installation of ventilation and irrigation systems.

     The Company is highly leveraged. As of December 24, 1998, the Company has $156.9 million of long-term indebtedness and an accumulated deficit of $39.0 million. Although the Company believes that the cash available from the Fleet Loan Agreement will be sufficient to finance working capital requirements and capital expenditures for the next 12 months, there is no assurance that the Company will be able to generate sufficient cash flows or meet its financial goals to comply with debt covenants in the future. The

Company may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing its indebtedness and capital stock. The Company's debt service obligations have important consequences to holders of its debt, preferred stock, warrants and common stock including the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for operations, acquisitions, future business opportunities and other purposes and increasing the Company's vulnerability to adverse general economic and industry conditions;
(ii) the Company's leveraged position may increase its vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in the Fleet Loan Agreement, the indenture for the outstanding senior subordinated notes and the certificate of designation for the Series A Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.


YEAR 2000 COMPLIANCE PROGRAM

     YEAR 2000 PROBLEM

     The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software or equipment that has time-sensitive embedded components may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company also may be vulnerable to other companies' Year 2000 issues. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of any vendors' or customers' failure to become Year 2000 compliant on a timely basis.

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

     The Company has tested its primary financial systems and hardware and determined that they are Year 2000 compliant. The Company has determined that one of its divisional financial systems and certain of its operational and support systems and secondary systems are not Year 2000 compliant, but that the cost in making the necessary changes to ensure Year 2000 compliance will not be material. See "--Cost of Compliance and Risks of Non-Compliance." The Company has contacted, or has been contacted by, its top ten customers and vendors and determined they are Year 2000 compliant. The Company anticipates that its compliance plan will be completed by mid-1999.

     COST OF COMPLIANCE AND RISKS OF NON-COMPLIANCE

     Color Spot believes that the cost of ensuring Year 2000 compliance for its own financial systems, computer hardware, operational and support systems and secondary computer systems will be less than $50,000 ($20,000 of which was incurred as of December 24, 1998). In addition, the Company has decided to hire an outside consulting firm to confirm that its financial systems, computer hardware, operational and support systems and secondary computer systems are Year 2000 compliant. The Company estimates that it will spend up to $100,000 on this endeavor in the second half of calendar year 1999. Such costs will be expensed as incurred.

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

     CONTINGENCY PLANS

     If the Company's suppliers and service vendors are not Year 2000 compliant, the Company may have to arrange for alternative sources of supply and increasing it inventory of raw materials in the fall of 1999 in preparation for the Year 2000 growing season. Because most of the Company's raw material purchases are made prior to year end, the Company does not expect that its contingency plans will have a material effect on cash flows.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's liabilities consist primarily of a revolving line of credit, senior subordinated notes, other notes and accounts payable. The Company has also issued Series A Preferred Stock and Redeemable Common Stock. Such liabilities and stockholders' equity have varying levels of sensitivity to changes in market interest rates. Interest rate risk results when, due to different maturity dates and repricing intervals, interest rate indices for interest-bearing liabilities increase relative to income earning assets, thereby creating a risk of decreased net earnings and cash flow.

     The following table provides information about the Company's market sensitive liabilities, categorized by maturity, and constitutes a "forward-looking statement." For more information, please refer to Item 1. "Financial Statements and Notes to Consolidated Financial Statements."

                                    June 30, 1998

                                                    Expected Maturities
                                                                                                      There-
Long-term Liabilities:                              1999      2000     2001    2002       2003         after   Total
                                                   -------   -------  ------  ------     ------       -------  ------
                                                                           (Dollars in millions)
   Fixed Rate:

       Series A Preferred Stock                        -         -       -       -         $2.6        $94.6     $97.2
       Average Interest Rate                         13%       13%      13%     13%        13%          13%

       Senior Subordinated
             Notes                                  $10.5     $10.5    $10.5   $10.5      $10.5        $142.0   $194.5
       Average Interest Rate                        10.5%     10.5%    10.5%   10.5%      10.5%         10.5%

        Heller Note                                    -         -        -       -          -         $12.2    $12.2
        Average Interest Rate                        8.0%      8.0%     8.0%    8.0%       8.0%         8.0%

        ODA Note                                     $0.1      $0.1     $0.1    $0.1       $0.1         $1.0     $1.6
        Average Interest Rate                        9.0%      9.0%     9.0%    9.0%       9.0%         9.0%

   Variable Rate:
        Fleet Loan Agreement                                                  $70.0(1)                          $70.0


(1) On October 15, 1998, the Company entered into the Fleet Loan Agreement, borrowed approximately $32 million, and repaid in full amounts due under its existing credit facility. The Fleet Loan Agreement terminates in October 2001 (fiscal 2002). See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources" and Note 6 to the Notes to Consolidated Financial Statements. The average interest rate is the Base Rate plus 1.0% or LIBOR plus 3.0%, as defined in the Fleet Loan Agreement.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

                                   EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
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

     Date: February 5, 1999.


                                   COLOR SPOT NURSERIES, INC.
                                   a Delaware corporation


                                   By: /s/ Michael F. Vukelich
                                   -----------------------------------
                                   Name:  Michael F. Vukelich
                                   Title: Chairman of the Board, Chief Executive
                                          Officer and Director (PRINCIPAL
                                          EXECUTIVE OFFICER)


                                   By: /s/ Carlos R. Plaza
                                   -----------------------------------
                                   Name:  Carlos R. Plaza
                                   Title: Executive Vice President and Chief
                                          Financial Officer (PRINCIPAL FINANCIAL
                                          OFFICER AND PRINCIPAL ACCOUNTING
                                          OFFICER)

                                    EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
-------                       -----------------------
11.1       Computations of Earnings Per Share -- See Note 7 to the Notes to
           Consolidated Financial Statements.
27.1       Financial Data Schedule.