Form 10-Q
period 1999-03-25
COLOR SPOT NURSERIES INC
filed 1999-05-10
CIK 1015399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  -------------


                                    FORM 10-Q

        (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 25, 1999
                                            --------------

                                       OR

        ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from        to
                                                  ------   -------

                        Commission file number 000-23483
                                              ----------

                        --------------------------------

                           COLOR SPOT NURSERIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                           DELAWARE                                                  68-0363266
(State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification No.)


          3478 BUSKIRK AVENUE, PLEASANT HILL, CA                                        94523
         (Address of Principal Executive Offices)                                     (Zip Code)

    Registrant's Telephone Number, Including Area Code (925) 934-4443


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X        No
                                                   -------       ------

     As of May 7, 1999, the Registrant had outstanding 6,954,807 shares of Common Stock, par value $0.001 per share.

                          COLOR SPOT NURSERIES, INC.



FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS UNDER THE CAPTIONS "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK," AND ELSEWHERE THROUGHOUT THIS QUARTERLY REPORT ON FORM 10-Q ("QUARTERLY REPORT") OF COLOR SPOT NURSERIES, INC. (THE "COMPANY") WHICH ARE NOT HISTORICAL IN NATURE ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS DEAL WITH THE CURRENT INTENTIONS, BELIEFS AND EXPECTATIONS OF MANAGEMENT WITH RESPECT TO THE COMPANY'S BUSINESS AND ARE TYPICALLY IDENTIFIED BY PHRASES SUCH AS "THE COMPANY PLANS," "MANAGEMENT BELIEVES" AND OTHER PHRASES OF SIMILAR MEANING. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY OR THE INDUSTRY IN WHICH THE COMPANY COMPETES TO DIFFER, PERHAPS MATERIALLY, FROM ANTICIPATED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS: THE COMPANY'S SUBSTANTIAL LEVERAGE AND DEBT SERVICE; RESTRICTIONS IMPOSED BY DEBT COVENANTS; THE EFFECT OF GROWTH ON THE COMPANY'S RESOURCES; THE AVAILABILITY OF SUITABLE NEW MARKETS AND SUITABLE LOCATIONS WITHIN SUCH MARKETS; CHANGES IN THE COMPANY'S OPERATING OR EXPANSION STRATEGY AND THE DEPENDENCE ON ACQUISITIONS FOR FUTURE GROWTH; FAILURE TO CONSUMMATE OR SUCCESSFULLY INTEGRATE PROPOSED DEVELOPMENTS OR ACQUISITIONS; THE UNCERTAINTY OF ADDITIONAL FINANCING TO FUND DESIRED GROWTH AND OTHER FUTURE CAPITAL NEEDS; WEATHER AND GENERAL AGRICULTURAL RISKS; SEASONALITY AND THE VARIABILITY OF QUARTERLY RESULTS; THE COMPANY'S DEPENDENCE ON MAJOR CUSTOMERS SUCH AS HOME DEPOT; REGULATORY CONSTRAINTS AND CHANGES IN LAWS OR REGULATIONS CONCERNING THE GARDENING INDUSTRY; LABOR LAWS AND CHANGES IN THE MINIMUM WAGE; THE COMPANY'S SHORT OPERATING HISTORY UNDER CURRENT MANAGEMENT; SENSITIVITY TO PRICE INCREASES OF CERTAIN RAW MATERIALS; THE COMPANY'S DEPENDENCE ON LEASED FACILITIES; COMPETITION; LACK OF A MARKET FOR THE COMPANY'S SECURITIES; PAYMENT OR NONPAYMENT OF DIVIDENDS AND CASH OUTLAYS FOR INCOME TAXES; RISKS ASSOCIATED WITH YEAR 2000 COMPLIANCE AND ESTIMATED COSTS ASSOCIATED WITH THE COMPANY'S AND ITS MAJOR CUSTOMERS' AND SUPPLIERS' COMPLIANCE EFFORTS; TRENDS IN THE GARDENING INDUSTRY, THE SPECIFIC MARKETS IN WHICH THE COMPANY'S PRODUCTION FACILITIES ARE LOCATED OR ARE PROPOSED TO BE LOCATED, AND THE GENERAL ECONOMY OF THE UNITED STATES; AND OTHER FACTORS AS MAY BE IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION OR IN THE COMPANY'S PRESS RELEASES.

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

                        COLOR SPOT NURSERIES, INC.


                                  INDEX


PART I - FINANCIAL INFORMATION                                                            PAGE

      Item 1.     Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of March 25, 1999 and
                  June 30, 1998..............................................................1

                  Consolidated Statements of Operations for the Three and Nine Months
                  Ended March 25, 1999 and March 26, 1998....................................2

                  Consolidated Statement of Changes in Stockholders' Equity and
                  Comprehensive Loss for the Nine Months Ended March 25, 1999................3

                  Consolidated Statements of Cash Flow for the Nine Months
                  Ended March 25, 1999 and March 26, 1998....................................4

                  Condensed Notes to Consolidated Financial Statements as of
                  March 25, 1999 ............................................................5

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of Operations..........................12

      Item 3.     Quantitative and Qualitative Disclosure About
                  Market Risk...............................................................17



PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings.........................................................18

      Item 2.     Changes in Securities and Use of Proceeds.................................18

      Item 3.     Defaults Upon Senior Securities...........................................18

      Item 4.     Submission of Matters to a Vote of Security Holders.......................18

      Item 5.     Other Information.........................................................18

      Item 6.     Exhibits and Reports on Form 8-K..........................................19

Signatures..................................................................................20


ITEM 1.
                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     March 25,         June 30,
                                                                                       1999              1998
                                                                                   -------------    -------------
                                                                                    (unaudited)
                                        ASSETS
CURRENT ASSETS:
     Cash                                                                           $     1,564      $     2,244
     Accounts receivable, net of allowances of $1,304 and $3,084, respectively           23,665           28,463
     Inventories, net                                                                    53,835           42,306
     Prepaid expenses and other                                                             912            1,803
                                                                                   -------------    -------------
         Total current assets                                                            79,976           74,816

TREE INVENTORIES                                                                          3,249            3,607
PROPERTY, PLANT AND EQUIPMENT, net                                                       52,307           54,197
INTANGIBLE ASSETS, net                                                                   51,754           56,117
DEFERRED INCOME TAXES                                                                    27,034           20,167
NOTES RECEIVABLE AND  OTHER ASSETS                                                        1,232            1,446
                                                                                   -------------    -------------
         Total assets                                                               $   215,552      $   210,350
                                                                                   =============    =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable                                                               $    10,662      $    16,305
     Accrued liabilities                                                                 16,699           14,404
     Dividends payable to stockholders                                                      169              232
     Deferred income taxes                                                               16,013           16,013
     Current maturities of long-term debt                                                   889            1,053
                                                                                   -------------    -------------
         Total current liabilities                                                       44,432           48,007

LONG-TERM DEBT                                                                          156,168          135,044
                                                                                   -------------    -------------
         Total liabilities                                                              200,600          183,051
                                                                                   -------------    -------------
SERIES A PREFERRED STOCK, $0.01 par value, 100,000 shares authorized,
     46,779 and 42,504 shares issued and outstanding, respectively                       37,421           32,524
REDEEMABLE COMMON STOCK, $0.001 par value, 1,143,339 and 1,163,550
     shares issued and outstanding, respectively                                          2,486            2,266
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $0.01 par value, 4,900,000 shares authorized,
         no shares issued and outstanding                                                     -                -
     Common stock, $0.001 par value, 50,000,000 shares authorized,
         5,811,468 and 5,773,518 shares issued and outstanding, respectively                 12               12
     Additional paid-in capital                                                          51,281           50,975
     Treasury stock, 6,220,439 and 6,200,228 shares, respectively                       (45,633)         (45,488)
     Warrants, 825,000 exercisable at $0.01 per share                                     8,250            8,250
     Accumulated deficit                                                                (38,865)         (21,240)
                                                                                   -------------    -------------
         Total stockholders' deficit                                                    (24,955)          (7,491)
                                                                                   -------------    -------------
         Total liabilities and stockholders' deficit                                $   215,552      $   210,350
                                                                                   =============    =============


                    The accompanying notes are an integral part of
                       these consolidated financial statements

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                Three Months Ended           Nine Months Ended
                                                                           March 25,      March 26,     March 25,       March 26,
                                                                             1999           1998          1999            1998
                                                                          -----------    -----------  ------------    ------------
NET SALES                                                                   $ 42,433       $ 38,549     $ 118,060       $ 102,739
COST OF SALES                                                                 20,294         26,791        71,805          70,438
                                                                          -----------    -----------  ------------    ------------
         Gross profit                                                         22,139         11,758        46,255          32,301

SALES, MARKETING AND DELIVERY EXPENSES                                         9,023         10,196        30,182          29,695
GENERAL AND ADMINISTRATIVE EXPENSES                                            5,167          2,941        14,152           8,233
SPECIAL CHARGES AND OTHER                                                          -              -         3,652               -
AMORTIZATION OF INTANGIBLE ASSETS                                                427            614         1,286           1,588
TERMINATION OF MANAGEMENT FEE AND OTHER                                            -              -             -           2,400
                                                                          -----------    -----------  ------------    ------------
         Income (loss) from operations                                         7,522         (1,993)       (3,017)         (9,615)

INTEREST EXPENSE                                                               4,369          3,556        12,103           9,361
OTHER (INCOME) EXPENSE                                                            96            (63)          146             (30)
                                                                          -----------    -----------  ------------    ------------
         Income (loss) before income taxes, cumulative effect of change
            in accounting principle and extraordinary loss                     3,057         (5,486)      (15,266)        (18,946)

INCOME TAX (PROVISION) BENEFIT                                                (1,082)           417         5,408           7,579
                                                                          -----------    -----------  ------------    ------------
         Income (loss) before cumulative effect of change in accounting        1,975         (5,069)       (9,858)        (11,367)
            principle and extraordinary loss

CUMMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE, net of tax benefit                                                 -              -         1,687               -

EXTRAORDINARY LOSS, net of tax benefit                                             -              -           999           2,594
                                                                          -----------    -----------  ------------    ------------
         Net income (loss)                                                     1,975         (5,069)      (12,544)        (13,961)

SERIES A PREFERRED STOCK DIVIDENDS/ACCRETION                                   1,710          1,524         4,840           1,524
                                                                          -----------    -----------  ------------    ------------
         Net income (loss) applicable to common stock                          $ 265       $ (6,593)    $ (17,384)      $ (15,485)
                                                                          ===========    ===========  ============    ============

Basic income (loss) per common share:
     Income (loss) before cumulative effect of change in accounting           $ 0.04        $ (0.95)      $ (2.12)        $ (1.88)
         principle and extraordinary loss
     Cumulative effect of change in accounting principle                         -              -           (0.24)            -
     Extraordinary loss                                                          -              -           (0.15)          (0.38)
                                                                          -----------    -----------  ------------    ------------
         Total                                                                $ 0.04        $ (0.95)      $ (2.51)        $ (2.26)
                                                                          ===========    ===========  ============    ============
Shares used in per share calculation                                       6,942,981      6,937,068     6,939,039       6,852,057
                                                                          ===========    ===========  ============    ============
Diluted income (loss) per common share:
     Income (loss) before cumulative effect of change in accounting           $ 0.03        $ (0.95)      $ (2.12)        $ (1.88)
         principle and extraordinary loss
     Cumulative effect of change in accounting principle                         -              -           (0.24)            -
     Extraordinary loss                                                          -              -           (0.15)          (0.38)
                                                                          -----------    -----------  ------------    ------------
         Total                                                                $ 0.03        $ (0.95)      $ (2.51)        $ (2.26)
                                                                          ===========    ===========  ============    ============
Shares used in per share calculation                                       8,144,239      6,937,068     6,939,039       6,852,057
                                                                          ===========    ===========  ============    ============

                    The accompanying notes are an integral part of
                       these consolidated financial statements

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                      (IN THOUSANDS, EXCEPT COMMON SHARES)




                                                 Common        Common       Paid-In      Treasury                   Accumulated
                                                 Shares         Stock       Capital        Stock      Warrants        Deficit
                                               ----------     ----------   ---------    ------------  ---------    --------------
Balance, June 30, 1998                          5,773,518          $ 12     $ 50,975      $(45,488)     $ 8,250       $ (21,240)

Accretion of Series A preferred stock                   -             -            -             -            -            (622)
Accretion of redeemable common stock                    -             -            -             -            -            (240)
Exercise of stock options                          37,950             -           54             -            -               -
Series A preferred stock dividends                      -             -            -             -            -          (4,219)
Other                                                   -             -          252          (145)           -               -
Net loss                                                -             -            -             -            -         (12,544)
                                               ----------     ----------   ---------    ------------  ---------    --------------
Balance, March 25, 1999 (unaudited)             5,811,468          $ 12     $ 51,281      $(45,633)     $ 8,250       $ (38,865)
                                               ==========     ==========   =========    ============  =========    ==============

                                                      Total
                                                  Stockholders'       Comprehensive
                                                     Deficit                Loss
                                                  ------------        --------------
Balance, June 30, 1998                              $ (7,491)         $            -

Accretion of Series A preferred stock                   (622)                      -
Accretion of redeemable common stock                    (240)                      -
Exercise of stock options                                 54                       -
Series A preferred stock dividends                    (4,219)                      -
Other                                                    107                       -
Net loss                                             (12,544)                (12,544)
                                                   ----------         ---------------
Balance, March 25, 1999 (unaudited)                $ (24,955)         $      (12,544)
                                                   ==========         ===============

                    The accompanying notes are an integral part of
                       these consolidated financial statements

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                                 (in thousands)

                                                                                                Nine Months Ended
                                                                                            March 25,         March 26,
                                                                                              1999              1998
                                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                              $ (12,544)        $ (13,961)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                                         5,553             5,484
         Interest paid in kind                                                                   496               449
         Deferred compensation                                                                   286                 -
         Deferred income taxes                                                                (6,867)           (9,309)
         Write-off of organization costs                                                       2,612                 -
         Write-off of unamortized financing costs                                              1,547             4,324
         Changes in operating assets and liabilities, net of effect of acquired businesses:
            Decrease (increase) in accounts receivable                                         4,955            (1,548)
            Increase in inventories                                                          (11,171)          (31,334)
            Decrease (increase) in prepaid expenses and other assets                             891              (332)
            Increase (decrease) in accounts payable                                           (5,643)            9,999
            Increase in accrued and other liabilities                                          3,191               389
                                                                                          ------------      ------------
                Net cash used in operating activities                                        (16,694)          (35,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid in business acquisitions, less cash acquired                                        -           (40,539)
     Purchases of fixed assets                                                                (2,382)          (11,240)
                                                                                          ------------      ------------
                Net cash used in investing activities                                         (2,382)          (51,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                                      -             5,130
     Purchase of treasury stock                                                                  (85)             (260)
     Financing costs                                                                          (1,983)             (756)
     Issuance of preferred stock and warrants                                                      -            40,000
     Proceeds from borrowings                                                                      -           136,803
     Debt and stock issuance costs                                                                 -            (7,848)
     Net borrowings under revolving line of credit                                            21,176            16,933
     Repayments of long-term debt                                                               (712)         (104,489)
                                                                                          ------------      ------------
                Net cash provided by financing activities                                     18,396            85,513

NET DECREASE IN CASH                                                                            (680)           (2,105)

CASH AT BEGINNING OF PERIOD                                                                    2,244             2,762
                                                                                          ------------      ------------
CASH AT END OF PERIOD                                                                        $ 1,564             $ 657
                                                                                          ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                                            $ 8,061           $ 5,337
                                                                                          ============      ============
         Income taxes                                                                           $ 26               $ 3
                                                                                          ============      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
     Stock issued for acquisitions                                                               $ -             $ 625
                                                                                          ============      ============


                    The accompanying notes are an integral part of
                       these consolidated financial statements

                             COLOR SPOT NURSERIES, INC.
                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 25, 1999


NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS

     The information contained in the following notes to the consolidated financial statements of Color Spot Nurseries, Inc. (the "Company") is condensed from that which would appear in the annual consolidated financial statements. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for its fiscal year ended June 30, 1998, contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. For purposes of this quarterly report on Form 10-Q, the term "three months or quarter ended March 25, 1999," relates to the period from December 25, 1998, through March 25, 1999, and the term "three months or quarter ended March 26, 1998," relates to the period from December 26, 1997, through March 26, 1998, the term "nine months ended March 25, 1999," relates to the period from July 1, 1998, through March 25, 1999, and the term "nine months ended March 26, 1998," relates to the period from July 1, 1997, through March 26, 1998.

     During the quarter ended September 24, 1998, the Company hired several new executives with significant operating experience to bolster its current management team. The new management team redesigned the Company's organizational structure and quickly implemented measures designed to improve production, distribution and selling efficiencies and reduce product returns and shrink. One of the tactical initiatives implemented by management has been to adjust the production planning process to better match supply and demand and limit excess inventory while maintaining high quality customer service. This production change has resulted in reduced strategic overproduction and consequently, less shrink (i.e. write-off of unsaleable excess inventory). The Company recorded a $3.7 million non-recurring special charge during the three months ended September 24, 1998 relating to the reduction of excess capacity through the closure of certain facilities, employee severance and other non-recurring consulting costs associated with actions taken by the new management team.

     The Company's fiscal 1998 operating results were adversely impacted by severe weather and inventory overproduction that resulted in significant write-offs of unsaleable excess product. As a result, for the fiscal year ended June 30,1998, the Company reported a net loss before income taxes and extraordinary items of $29.7 million and used $25.9 million of cash in operating activities. Consequently, the Company was not in compliance with certain financial covenants on its revolving credit facility at June 30, 1998, but a waiver was obtained from the banks for the violations.

     As of March 25, 1999, the Company had $156.2 million of long-term indebtedness and an accumulated deficit of $38.9 million. The Company is highly leveraged. On October 15, 1998, the Company entered into a new three-year loan agreement providing up to $70.0 million of availability. In connection with this refinancing, the Company's existing revolving credit facility and its associated acquisition term loan facility and supplemental line were terminated (see Note 6). Although the Company succeeded in refinancing its debt on October 15, 1998, there can be no assurance that the Company will be able to generate sufficient cash flows or meet its financial goals to comply with debt covenants in the future. The Company has significant debt service obligations. The Company's debt service obligations will have important consequences to holders of its debt, preferred stock, warrants and common stock including the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for operations, acquisitions, future business opportunities and other purposes and increasing the Company's vulnerability to adverse general economic and industry conditions; (ii) the Company's leveraged position may increase its vulnerability to competitive pressures;
(iii) the financial covenants and other restrictions contained in the new loan agreement, the indenture for its outstanding senior subordinated notes and the certificate of designation for the Series A Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

     The accompanying financial statements have been prepared contemplating the realization of all recorded assets, including intangible assets and deferred tax assets and the satisfaction of liabilities in the normal course of business. The Company must generate sufficient cash flow to meet its obligations as they come due, comply with the terms of its new credit facility, and maintain profitability or there will be a material adverse impact on the Company's business, financial position and results of operations.

     The consolidated financial statements as of March 25, 1999, and for the three and nine months ended March 25, 1999, and March 26, 1998, are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The Company's operations are highly seasonal and the results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - INVENTORIES

     Inventories at March 25, 1999 and June 30, 1998, consisted of the following (in thousands):


                                                   MARCH 25,        JUNE 30,
                                                     1999             1998
                                                  -----------     -----------
                                                  (UNAUDITED)
         Current:
            Plants, shrubs and ground cover      $     51,458    $     39,764
            Raw materials and supplies                  4,743           7,565
            Inventory reserves                         (2,366)         (5,023)
                                                  -----------     -----------
               Total current inventories               53,835          42,306
         Non-current:
            Christmas trees                             3,249           3,607
                                                  -----------     -----------
               Total inventories                 $     57,084    $     45,913
                                                  ===========     ===========

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at March 25, 1999, and June 30, 1998, consisted of the following (in thousands):


                                                                  MARCH 25,                JUNE 30,
                                                                    1999                    1998
                                                              ----------------         -------------
                                                                   (UNAUDITED)
         Land                                                $       10,049           $      10,047
         Greenhouses and buildings                                   25,439                  21,157
         Furniture and fixtures                                       5,027                  4,593
         Machinery and equipment                                     17,529                  16,333
         Leasehold improvements                                       5,690                  5,356
         Other                                                         -                      3,789
                                                              ----------------         -------------
                                                                     63,734                  61,275
         Less: Accumulated depreciation                             (11,427)                 (7,078)
                                                              ----------------         -------------
            Total property, plant and equipment              $       52,307           $      54,197
                                                              ================         =============


NOTE 4 - INTANGIBLE ASSETS

     Intangible assets at March 25, 1999, and June 30, 1998, consisted of the following (in thousands):



                                                                    MARCH 25,                  JUNE 30,
                                                                      1999                       1998
                                                                  -------------            -------------
                                                                   (UNAUDITED)
             Goodwill                                            $       47,517           $       47,517
             Organization costs                                            -                       3,578
             Financing costs                                              6,218                    5,911
             Non-compete agreements                                       1,694                    1,694
             Other                                                          916                      911
                                                                  -------------            -------------
                                                                         56,345                   59,611
             Less: Accumulated amortization                              (4,591)                  (3,494)
                                                                  -------------            -------------
                Total intangible assets                          $       51,754           $       56,117
                                                                  =============            =============

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

NOTE 5 - ACQUISITIONS

     Between July 31, 1997 and September 3, 1997, the Company acquired six businesses. The Company accounted for all of these acquisitions using the purchase method of accounting whereby the purchase price, including liabilities assumed, was allocated based upon the fair value of the tangible and intangible assets of the acquired entity. Results of operations of the acquired entities subsequent to the purchase date are included in the consolidated financial statements.

     Pro forma operating results of the Company, assuming all the above acquisitions occurred on July 1, 1997, are presented below (in thousands, except per share amounts):

                                                                            NINE MONTHS ENDED
                                                                    MARCH 25,               MARCH 26,
                                                                      1999                    1998
                                                               --------------------    --------------------
                                                                   (UNAUDITED)             (UNAUDITED)
         Net sales                                            $         118,060        $        104,602
         Loss before cumulative effect of
           change in accounting principle
           and extraordinary loss                                        (9,858)                (12,075)

         Loss per share before cumulative
           effect of change in accounting
           principle and extraordinary loss
           (including the effect of
         preferred stock dividends/accretion)                             (2.12)                  (1.98)
         Shares used in per share calculation                         6,939,039               6,856,897

NOTE 6 - DEBT

     Debt at March 25, 1999, and June 30, 1998, consisted of the following (in thousands):

                                                                    MARCH 25,               JUNE 30,
                                                                      1999                    1998
                                                               --------------------    --------------------
                                                                   (UNAUDITED)
         Revolving line of credit                             $           45,214      $           24,038
         Senior subordinated notes                                       100,000                 100,000
         Convertible note                                                  8,471                   7,986
         Non-compete agreements                                              819                   1,073
         Other                                                             2,553                   3,000
                                                               -----------------       -----------------
                                                                         157,057                 136,097
         Less: Current maturities                                           (889)                 (1,053)
                                                               -----------------       -----------------
             Long-term portion                                $          156,168      $          135,044
                                                               =================       =================

     On October 15, 1998, the Company entered into a Loan and Security Agreement with Fleet Capital Corporation, (the "Fleet Loan Agreement"), and the Company's existing credit facility was repaid in full. The Fleet Loan Agreement provides a $70.0 million revolving credit facility, $55.0 million of which is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable and $15.0 million of which is available, without limitation, from November 1 through April 30 each year. As of March 25, 1999, a total of $45.2 million was outstanding and an additional $15.4 million was available under this line of credit.

     The Fleet Loan Agreement is secured by substantially all of the Company's assets. Interest under the Fleet Loan Agreement accrues at a variable rate equal to the Prime plus 1.0% or LIBOR plus 3.0%. In addition, to the extent that the Company's borrowings exceed certain borrowing base limitations during the period from November 1 through April 30, the interest rates increase by an additional 0.5%. The Fleet Loan Agreement terminates October 15, 2001. The Fleet Loan Agreement restricts, among other things, the Company's ability to incur additional indebtedness, incur liens, pay or declare dividends, or enter into certain transactions. In addition, the Fleet Loan Agreement requires the Company to meet certain financial covenants. As of March 25, 1999, the Company was in compliance with these covenants.

     The Company recorded a $1.0 million non-cash extraordinary charge, net of tax benefit, related to the write-off of unamortized financing costs associated with the terminated credit facility in connection with the refinancing in its second fiscal quarter of fiscal 1999.

NOTE 7 - EARNINGS PER SHARE

     Basic and diluted earnings per share is as follows:

                                                    Three Months Ended                                       Nine Months Ended
                                                      March 25, 1999                                          March 25, 1999
                                                      --------------                                          --------------

                                         Income/                       Per Share          Income/                    Per Share
                                         (loss)            Shares        Amount           (loss)            Shares     Amount
                                         ------            ------        ------           ------            ------     ------
                                      (in thousands)                                  (in thousands)
BASIC EARNINGS PER SHARE:

Income (loss) before
   cumulative effect of change
   in accounting principle and
   extraordinary loss                  $    1,975                    $    0.29         $     (9,858)                  $    (1.42)

Preferred stock
   dividends/accretion                     (1,710)                       (0.25)              (4,840)                       (0.70)
                                     -----------------               --------------   ----------------               -------------

Income (loss) before
   extraordinary loss and
   cumulative effect of change
   in accounting principle
   (including preferred
   stock dividends/accretion)                 265                         0.04            (14,698)                         (2.12)

Cumulative effect of change
   in accounting principle                    -                             -              (1,687)                         (0.24)

Extraordinary loss                            -                             -                (999)                         (0.15)
                                     -----------------               --------------   ----------------               -------------

Net income (loss) applicable
   to common stock                     $      265        6,942,981   $    0.04         $  (17,384)        6,939,039  $     (2.51)
                                     =================               ==============   ================               =============


DILUTED EARNINGS PER SHARE:

Convertible debt, options,
   etc.                                                 1,201,258
                                                       ------------

Net income applicable to
   common stock                        $      265       8,144,239    $    0.03
                                     =================               ==============

                                                        Three Months Ended                           Nine Months Ended
                                                          March 26, 1998                               March 26, 1998
                                                          --------------                               --------------

                                                 Income/                     Per Share       Income/                    Per Share
                                                 (loss)      Shares           Amount         (loss)        Shares         Amount
                                                 ------      ------           ------         ------        ------       ---------
                                                  (in                                          (in
                                               thousands)                                   Thousands)
BASIC AND DILUTED EARNINGS PER SHARE:
                                              $   (5,069)                   $    (0.73)    $   (11,367)                $    (1.66)
Loss before extraordinary loss

Preferred stock dividends/accretion               (1,524)                        (0.22)         (1,524)                     (0.22)
                                              --------------                -------------  --------------              ------------
Loss before extraordinary loss
  (including preferred stock
  dividends/accretion                             (6,593)                        (0.95)        (12,891)                     (1.88)

Extraordinary loss                                   -                            -             (2,594)                     (0.38)
                                              --------------                -------------  --------------              -----------

Net loss applicable to common stock           $   (6,593)     6,937,068     $    (0.95)    $   (15,485)    6,852,057   $    (2.26)
                                              =============                 =============  ==============              ===========

     For the nine months ended March 25, 1999 and the three and nine months ended March 26, 1998, the effect of options, warrants and convertible securities was antidilutive and is therefore excluded from the computation of earnings per share.

NOTE 8 - SPECIAL CHARGES AND OTHER

     During the quarter ended September 24, 1998, the Company recorded a pre-tax special charge of $3.7 million related to the closure of certain facilities, employee severance, and other incurred, non-recurring consulting costs. These costs were associated with new management's ongoing review of the Company's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is one of the largest wholesale nurseries in the United States, based on annual revenue and greenhouse square footage. The Company sells a wide assortment of high-quality bedding plants, shrubs, potted flowering plants, ground cover and Christmas trees as well as provides extensive merchandising services primarily to leading home centers and mass merchants. The Company's business is seasonal with a peak selling season in the spring generally from March through June. Consequently, the Company has historically reported losses and lower revenues during its first and second fiscal quarters.

     During the quarter ended September 24, 1998, the Company hired several new executives with significant operating experience to bolster its current management team. The new management team redesigned the Company's organizational structure and quickly implemented measures designed to improve production and distribution efficiencies and reduce product returns and excess inventory. One of the tactical initiatives implemented by management has been to adjust the production planning process to better match supply and demand and limit excess inventory while maintaining high quality customer service. This production change has resulted in reduced strategic overproduction and consequently, less shrink (i.e. write-off of unsaleable excess inventory).

     The Company recorded a $3.7 million pre-tax, non-recurring special charge during the three months ended September 24, 1998 relating to the reduction of excess production capacity through the closure of certain facilities, employee severance and other non-recurring consulting costs associated with actions taken by the new management team.

THREE MONTHS ENDED MARCH 25, 1999, AS COMPARED TO THE THREE MONTHS ENDED MARCH 26, 1998

     NET SALES. Net sales increased $3.9 million, or 10.1%, to $42.4 million for the three months ended March 25, 1999, from $38.5 million during the three months ended March 26, 1998. This increase is primarily the result of higher sales in the Company's southwestern division and lower product returns in the western division.

     GROSS PROFIT. Gross profit increased $10.4 million, or 88.3%, to $22.1 million for the three months ended March 25, 1999, from $11.8 million during the three months ended March 26, 1998. Gross profit as a percentage of net sales increased to 52.2% for the three months ended March 25, 1999, from 30.5% for the three months ended March 26, 1998. The increase in gross profit percentage was primarily the result of a decrease in the write-off of excess inventory of $5.8 million, or 80.4%, a decrease in product returns of $1.7 million and decreases in production units. These decreases were accomplished through improved production planning and control combined with management's initiatives to better match supply with demand.

     OPERATING EXPENSES. Operating expenses include sales, marketing and delivery expenses, general and administrative expenses, amortization of intangible assets. Sales, marketing and delivery expenses decreased $1.2 million, or 11.5%, to $9.0 million for the three months ended March 25, 1999, from $10.2 million in the three months ended March 26, 1998. As a percentage of net sales, sales, marketing and delivery expenses decreased to 21.3% for the three months ended March 25, 1999, from 26.4% for the three months ended March 26, 1998. This decrease as a percentage of net sales was primarily the result of significantly improved delivery efficiencies that decreased delivery expenses as a percent of net sales to 10.7% for the three months ended March 25, 1999, from 14.2% for the three months ended March 26, 1998. General and administrative expenses increased $2.2 million, to $5.2 million for the three months ended March 25, 1999, from $2.9 million in the three months ended March 26, 1998. As a percentage of net sales, general and administrative expenses increased to 12.2% for the three months ended March 25, 1999, from 7.6% for the three months ended March 26, 1998. This increase as a percentage of net sales is primarily the result of increased hiring and a revised compensation structure for key management and other employees to support the Company's operations. Amortization of intangible assets decreased $0.2 million to $0.4 million for the three months ended March 25, 1999, from $0.6 million for the three months ended March 26,1998, due to the write-off of unamortized organization costs during the three months ended September 24, 1998.

     INTEREST EXPENSE. Interest expense increased $0.8 million to $4.4 million for the three months ended March 25, 1999, from $3.6 million in the three months ended March 26, 1998, as a result of higher levels of borrowings required to fund operating losses in prior periods and the Company's working capital requirements.

     TAXES. While the Company's financial statements include tax expense or benefit, the Company has historically not paid income taxes. Agricultural companies are permitted to calculate taxable income on a cash basis. As a result of the Company's growth, this treatment has enabled the Company to generate significant net operating losses since its inception and accumulate a large net operating loss carryforward. In addition, the Company's effective tax rate has been different than the U.S. statutory rate of 34%. The difference between the Company's effective tax rate and the U.S. statutory rate is due to state tax provisions and other California tax limitations on the use of net operating loss carryforwards. The Company's effective tax rate increased to 35.4% for the three months ended March 25, 1999, from 7.6% for the three months ended March 26, 1998. This increase was primarily the result of adjustments necessary during the three months ended March 26, 1998 to record income taxes at the projected effective tax rate for the fiscal year ending June 30, 1998.

NINE MONTHS ENDED MARCH 25, 1999, AS COMPARED TO THE NINE MONTHS ENDED MARCH 26, 1998

     NET SALES. Net sales increased $15.3 million, or 14.9 %, to $118.1 million for the nine months ended March 25, 1999, from $102.7 million during the nine months ended March 26, 1998. This increase is primarily the result of a $4.5 million increase in net sales of the Company's Christmas tree division, higher sales in the Company's southwestern division, lower product returns in the western division as well as additional sales resulting from business acquisitions made during the nine months ended March 26, 1998.

     GROSS PROFIT. Gross profit increased $14.0 million, or 43.2%, to $46.3 million for the nine months ended March 25, 1999, from $32.3 million during the nine months ended March 26, 1998. Gross profit as a percentage of net sales increased to 39.2% for the nine months ended March 25, 1999, from 31.4% for the nine months ended March 26, 1998. The increase in gross profit percentage was primarily the result of a decrease in the write-off of excess inventory of $8.7 million, or 17.4% and a decrease in product returns of $4.3 million. These decreases were accomplished through improved production planning and control combined with management's initiatives to better match supply with demand.

     OPERATING EXPENSES. Operating expenses include sales, marketing and delivery expenses, general and administrative expenses, amortization of intangible assets and special charges. Sales, marketing and delivery expenses increased $0.5 million, or 1.6%, to $30.2 million for the nine months ended March 25, 1999, from $29.7 million in the nine months ended March 26, 1998. As a percentage of net sales, sales, marketing and delivery expenses decreased to 25.6% for the nine months ended March 25, 1999, from 28.9% for the nine months ended March 26, 1998. This decrease as a percentage of net sales was primarily the result of significantly improved delivery efficiencies that decreased delivery expense as a percent of net sales to 14.8% for the nine months ended March 25, 1999, from 17.2% for the nine months ended March 26, 1998. General and administrative expenses increased $6.0 million, to $14.2 million for the nine months ended March 25, 1999, from $8.2 million for the nine months ended March 26, 1998. As a percentage of net sales, general and administrative expenses increased to 12.0% for the nine months ended March 25, 1999, from 8.0% for the nine months ended March 26, 1998. This increase as a percentage of net sales is primarily the result of increased hiring and a revised compensation structure for key management and other employees to support the company's operations. Amortization of intangible assets decreased $0.3 million to $1.3 million for the nine months ended March 25, 1999, from $1.6 million for the nine months ended March 26,1998, due to the write-off of unamortized organization costs during the nine months ended March 25, 1998.

     SPECIAL CHARGES AND OTHER. During the quarter ended September 24, 1998, the Company recorded a pre-tax special charge of $3.7 million related to the closure of certain facilities, employee severance, and other non-recurring consulting costs. These costs were associated with new management's ongoing review of the Company's operations.

     INTEREST EXPENSE. Interest expense increased $2.7 million to $12.1 million for the nine months ended March 25, 1999, from $9.4 million in the nine months ended March 26, 1998, as a result of significantly higher levels of borrowings required to fund operating losses and the Company's working capital requirements.

     TAXES. While the Company's financial statements include tax expense or benefit, the Company has historically not paid income taxes. Agricultural companies are permitted to calculate taxable income on a cash basis. As a result of the Company's growth, this treatment has enabled the Company to generate significant net operating losses since its inception and accumulate a large net operating loss carryforward. In addition, the Company's effective tax rate has been different than the U.S. statutory rate of 34%. The difference between the Company's effective tax rate and the U.S. statutory rate is due to state tax provisions and other California tax limitations on the use of net operating loss carryforwards. The Company's effective tax rate decreased to 35.4% for the nine months ended March 25, 1999, from 40.0% for the nine months ended March 26, 1998. This decrease was primarily the result of expected full year results and the corresponding impact of the various state limitations thereon.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash needs are primarily to fund seasonal working capital requirements and capital expenditures. During the three and nine months ended March 25, 1999, the Company's primary source of capital was a revolving line of credit.

     On October 15, 1998, the Company entered into a Loan and Security Agreement with Fleet Capital Corporation (the "Fleet Loan Agreement"), and repaid in full its prior credit facility. The Fleet Loan Agreement provides a $70.0 million revolving credit facility, $55.0 of which is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable and $15.0 million of which is available without limitation from November 1 through April 30 each year. As of March 25, 1999, a total of $45.2 million was outstanding and an additional $15.4 million was available under this line of credit.

     During the nine months ended March 25, 1999, net cash used in operating activities was $16.7 million primarily as a result of operating losses and seasonal increases in inventory and decreases in accounts payable partially offset by lower levels of receivables resulting from improved collection efforts. Net cash used in investing activities during the nine months ended March 25, 1999, and March 26, 1998, was $2.4 million and $51.8 million, respectively. The Company used $40.5 million of cash to acquire six businesses during the nine months ended March 26, 1998, and spent $2.4 million and $11.2 million on capital expenditures during the nine months ended March 25, 1999, and March 26, 1998, respectively.

     The Company is highly leveraged. As of March 25, 1999, the Company has $156.2 million of long-term indebtedness and an accumulated deficit of $38.9 million. Although the Company believes that the cash available from the Fleet Loan Agreement and operations will be sufficient to finance working capital requirements and capital expenditures for the next 12 months, there is no assurance that the Company will be able to generate sufficient cash flows or meet its financial goals and comply with its debt covenants in the future. The Company may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing its indebtedness and capital stock. The Company's debt service obligations have important consequences to holders of its debt, preferred stock, warrants and common stock including the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for operations, acquisitions, future business opportunities and other purposes and increasing the Company's vulnerability to adverse general economic and industry conditions; (ii) the Company's leveraged position may increase its vulnerability to competitive pressures;
(iii) the financial covenants and other restrictions contained in the Fleet Loan Agreement, the indenture for the outstanding senior subordinated notes and the certificate of designation for the Series A Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

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

     -- operational and support systems, such as telephone equipment, greenhouse automation and watering systems

     --   secondary computer systems, including custom built software

     -- customers' compliance efforts, including identifying whether the Company's high-volume customers are Year 2000 compliant

     -- suppliers' compliance efforts, including whether significant suppliers are Year 2000 compliant

     -- service vendors' compliance efforts, including identifying significant service vendors and whether they are Year 2000 compliant.

     The Company has tested its primary financial systems and hardware and determined that they are generally Year 2000 compliant; however, the Company has determined that one of its divisional financial systems and certain of its operational and support systems and secondary systems are not Year 2000 compliant, but that the cost of making the necessary changes to ensure Year 2000 compliance will not be material. See "--Cost of Compliance and Risks of Non-Compliance." The Company has contacted, or has been contacted by, its top ten customers and vendors and determined they are Year 2000 compliant. The Company anticipates that its compliance plan will be completed by mid-1999.

     COST OF COMPLIANCE AND RISKS OF NON-COMPLIANCE

     Color Spot believes that the cost of ensuring Year 2000 compliance for its own financial systems, computer hardware, operational and support systems and secondary computer systems will be less than $50,000 ($20,000 of which was incurred through March 25, 1999).

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

     CONTINGENCY PLANS

     If the Company's suppliers and service vendors are not Year 2000 compliant, the Company may have to arrange for alternative sources of supply and may increase its inventory of raw materials in the fall of 1999 in preparation for the Year 2000 growing season. Because most of the Company's raw material purchases are made prior to year-end, the Company does not expect that its contingency plans will have a material effect on cash flows.

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

                                 Expected Maturities
                                                                                                    There-
Long-term Liabilities:              1999         2000         2001         2002         2003         after       Total
                                 ------------ ------------ ------------ ------------ ------------ ----------- ------------ --
                                                                    (dollars in millions)
   Fixed Rate:

       Series A Preferred Stock        -            -           -            -          $2.6        $94.6         $97.2
       Average Interest Rate         13%          13%          13%          13%          13%         13%

       Senior Subordinated
             Notes                  $10.5        $10.5        $10.5        $10.5        $10.5       $142.0      $194.5
       Average Interest Rate        10.5%         10.5%       10.5%         10.5%       10.5%       10.5%

       Convertible Note               -            -            -            -            -         $12.2        $12.2
       Average Interest Rate        8.0%         8.0%         8.0%         8.0%         8.0%         8.0%

       Non-compete Agreements       $0.1         $0.1         $0.1         $0.1         $0.1         $1.0        $1.6
       Average Interest Rate        9.0%          9.0%        9.0%         9.0%         9.0%         9.0%

   Variable Rate:
       Fleet Loan Agreement                                              $70.0(1)                                 $70.0


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 25, 1999, the Company issued 37,950 shares of common stock to two employees upon exercise of options. For both of these transactions, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 1999 Annual meeting of Stockholders held March 17, 1999, the Company's stockholders:

     - elected George T. Brophy, Richard E. George, Gary E. Mariani, and William F. Dordelman as directors;

     - ratified the appointment of Marion Antonini, Raju Boligala, William F. Dordelman and A. Stephen Diamond as directors; and

     - approved an amendment to the Company's Certificate of Incorporation that will allow directors to take action by written consent.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
------                         -----------------------
3.1    Amendment to Articles of Incorporation.

10.1   Amended and Restated Employment Agreement between the Registrant and
       Raju Boligala.

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

     Date: May 7, 1999.


                              COLOR SPOT NURSERIES, INC.
                              a Delaware corporation


                              By: /s/ Michael F. Vukelich
                                 ---------------------------------
                              Name:     Michael F. Vukelich
                              Title:    Chairman of the Board, Chief
                                        Executive Officer and Director
                                        (PRINCIPAL EXECUTIVE OFFICER)


                              By: /s/ Carlos R. Plaza
                                 ---------------------------------
                              Name:     Carlos R. Plaza
                              Title:    Executive Vice President and Chief
                                        Financial Officer (PRINCIPAL FINANCIAL
                                        OFFICER AND PRINCIPAL ACCOUNTING
                                        OFFICER)

                                   EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
------                         -----------------------
3.1    Amendment to Articles of Incorporation.

10.1   Amended and Restated Employment Agreement between the Registrant and Raju
       Boligala.

11.1   Computations of Earnings Per Share -- See Note 7 to the Notes to
       Consolidated Financial Statements.

27.1   Financial Data Schedule.
