Form 10-K
period 1999-06-30
COLOR SPOT NURSERIES INC
filed 1999-09-28
CIK 1015399

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended                  June 30, 1999
                                       ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

                        Commission file number 000-23483


                           COLOR SPOT NURSERIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                               68-0363266
---------------------------------------------     -----------------------------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

        3478 BUSKIRK AVENUE
      PLEASANT HILL, CALIFORNIA                             94523
---------------------------------------------     -----------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (925) 934-4443

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange on Which Registered
--------------------------------      -----------------------------------------
             None                                     None

Securities registered pursuant to Section 12(g) of the Act:

                      13% Series A Cumulative Preferred Stock
-------------------------------------------------------------------------------
                               (Title of Class)




         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's voting stock held as of September 1, 1999 by non-affiliates of the Registrant was $2,267,973. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 755,991 shares of voting stock are held by non-affiliates. As of September 1, 1999, the Registrant had 6,954,807 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS UNDER THE CAPTIONS "ITEMS 1 AND 2. BUSINESS AND PROPERTIES," "ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK," AND ELSEWHERE THROUGHOUT THIS ANNUAL REPORT ON FORM 10-K ("ANNUAL REPORT") OF COLOR SPOT NURSERIES, INC. (THE "COMPANY") WHICH ARE NOT HISTORICAL IN NATURE ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS DEAL WITH THE CURRENT INTENTIONS, BELIEFS AND EXPECTATIONS OF MANAGEMENT WITH RESPECT TO THE COMPANY'S BUSINESS AND ARE TYPICALLY IDENTIFIED BY PHRASES SUCH AS "THE COMPANY PLANS," "MANAGEMENT BELIEVES" AND OTHER PHRASES OF SIMILAR MEANING. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY OR THE INDUSTRY IN WHICH THE COMPANY COMPETES TO DIFFER, PERHAPS MATERIALLY, FROM ANTICIPATED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS: THE COMPANY'S SUBSTANTIAL LEVERAGE AND DEBT SERVICE; RESTRICTIONS IMPOSED BY DEBT COVENANTS AND THE EFFECT OF A DEFAULT ON THE COMPANY'S OPERATIONS; THE ABILITY OF THE COMPANY TO DEVELOP AND ACQUIRE ADDITIONAL PRODUCTION FACILITIES AND THE SUCCESSFUL INTEGRATION OF SUCH FACILITIES INTO THE COMPANY'S NETWORK; THE EFFECT OF GROWTH ON THE COMPANY'S RESOURCES; THE AVAILABILITY OF SUITABLE NEW MARKETS AND SUITABLE LOCATIONS WITHIN SUCH MARKETS; CHANGES IN THE COMPANY'S OPERATING OR EXPANSION STRATEGY AND THE DEPENDENCE ON ACQUISITIONS FOR FUTURE GROWTH; FAILURE TO CONSUMMATE OR SUCCESSFULLY INTEGRATE PROPOSED DEVELOPMENTS OR ACQUISITIONS; THE UNCERTAINTY OF ADDITIONAL FINANCING TO FUND DESIRED GROWTH AND OTHER FUTURE CAPITAL NEEDS; WEATHER AND GENERAL AGRICULTURAL RISKS; SEASONALITY AND THE VARIABILITY OF QUARTERLY RESULTS; THE COMPANY'S DEPENDENCE ON MAJOR CUSTOMERS SUCH AS HOME DEPOT; REGULATORY CONSTRAINTS AND CHANGES IN LAWS OR REGULATIONS CONCERNING THE GARDENING INDUSTRY; LABOR LAWS AND CHANGES IN THE MINIMUM WAGE; THE COMPANY'S SHORT OPERATING HISTORY UNDER CURRENT MANAGEMENT; SENSITIVITY TO PRICE INCREASES OF CERTAIN RAW MATERIALS; THE COMPANY'S DEPENDENCE ON LEASED FACILITIES; COMPETITION; LACK OF A MARKET FOR THE COMPANY'S SECURITIES; PAYMENT OR NONPAYMENT OF DIVIDENDS AND CASH OUTLAYS FOR INCOME TAXES; RISKS ASSOCIATED WITH YEAR 2000 COMPLIANCE AND ESTIMATED COSTS ASSOCIATED WITH THE COMPANY'S AND ITS MAJOR CUSTOMERS' AND SUPPLIERS' COMPLIANCE EFFORTS; TRENDS IN THE GARDENING INDUSTRY, THE SPECIFIC MARKETS IN WHICH THE COMPANY'S PRODUCTION FACILITIES ARE LOCATED OR ARE PROPOSED TO BE LOCATED, AND THE GENERAL ECONOMY OF THE UNITED STATES; AND OTHER FACTORS AS MAY BE IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION OR IN THE COMPANY'S PRESS RELEASES.

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

                           COLOR SPOT NURSERIES, INC.

                               INDEX TO FORM 10-K

                                                                                                                PAGE
PART I............................................................................................................1
         Items 1. and 2.  Business and Properties.................................................................1
         Item 3.   Legal Proceedings..............................................................................9
         Item 4.   Submission of Matters to a Vote of Security Holders............................................9

PART II..........................................................................................................10
         Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.........................10
         Item 6.   Selected Consolidated Financial Data..........................................................11
         Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........13
         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....................................26
         Item 8.   Financial Statements and Supplementary Data...................................................26
         Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........26

PART III.........................................................................................................27
         Item 10.  Directors and Executive Officers of the Registrant............................................27
         Item 11.  Executive Compensation........................................................................29
         Item 12.  Security Ownership of Certain Beneficial Owners and Management................................34
         Item 13.  Certain Relationships and Related Transactions................................................35

PART IV..........................................................................................................36
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................36

                           COLOR SPOT NURSERIES, INC.

                                ANNUAL REPORT ON

                                    FORM 10-K

                          FOR YEAR ENDED JUNE 30, 1999

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES.

OVERVIEW

         Color Spot Nurseries, Inc. and its consolidated subsidiaries ("Color Spot" or the "Company") is one of the largest wholesale nurseries in the United States, based on revenue and greenhouse square footage. The Company provides a wide assortment of high quality plants as well as extensive merchandising services primarily to leading home centers and mass merchants, and to premium independent garden centers. Currently, the Company distributes products to over 2,800 retail and 1,000 commercial customers, representing over 10,000 locations, primarily in the western and southwestern regions of the United States.

         The Company believes it is one of the few wholesale nurseries that has the scale and distribution capabilities necessary to provide large volumes of high quality product to its retail customers on a multi-regional basis. The Company currently produces over 2,500 varieties of live plants, including bedding plants, shrubs, flowering potted plants, ground cover and fresh cut Christmas trees. Through its sales force of approximately 270 sales and merchandising personnel, Color Spot also provides its retail customers with a broad array of value-added services, such as in-store merchandising, product display and maintenance, promotional planning and product reordering. The Company believes that providing these services differentiates it from its competitors and helps to establish Color Spot as a preferred supplier in the industry. Color Spot operates 17 nursery production facilities located in California, Texas, Oregon and Washington and Christmas tree growing fields in Oregon, Michigan, North Carolina and Tennessee.

HISTORY

         Color Spot America, Inc., a predecessor to the Company ("Color Spot America"), was founded in 1983 and has grown to become one of the largest bedding plant producers in California. Between 1992 and 1995, net sales and profitability of the business declined. In September 1995, an investor group acquired the business. In December 1996, Kohlberg & Company, LLC ("Kohlberg"), acquired a majority interest in the Company. Since that time, senior management has implemented a number of strategic and operational programs designed to improve the Company's customer relationships and financial results. These initiatives included revamping the Company's merchandising programs, revising its pricing strategies, renewing its focus on operating efficiencies and restructuring its sales organization. In June 1996, Color Spot embarked on an aggressive acquisition strategy and completed 13 acquisitions between October 1996 and September 1997. During fiscal 1999, the Company recruited three new members of the senior management team. In August 1998, Boligala Raju joined the Company as President and Chief Operating Officer. Prior to joining Color Spot, Mr. Raju was a senior executive with Sun Gro Horticulture, a division of Hines Horticulture, Inc. and served as an operational executive with Imperial Nurseries. Mr. Raju has over 20 years of experience in the nursery business. Richard E. Parker joined Color Spot as its Chief Executive Officer in June 1999 after holding various positions at ABT Building Products Corporation ("ABT"), most recently as Chief Operating Officer. Joseph P. O'Neill joined the Company in June 1999 as its Chief Financial Officer. Mr. O'Neill was also previously with ABT, most recently serving as Chief Financial Officer.

         The Company closed two production facilities in fiscal 1999 to reduce excess capacity and improve financial performance. The following table sets forth changes in the number of production facilities in the last three fiscal years:

                                                                           FISCAL YEAR
                                                                           -----------
                                                              1997            1998              1999
                                                              ----            ----              ----
Production facilities at beginning of the period                 6              13               19
Production facilities acquired/(closed)                          7               6               (2)
                                                              ----            ----              ----
Production facilities at end of the period                      13              19               17
                                                              ----            ----              ----
                                                              ----            ----              ----

         1996 RECAPITALIZATION. In December 1996, the Company completed a recapitalization in which KCSN Acquisition Company, L.P. ("KCSN"), an affiliate of Kohlberg, acquired newly issued shares constituting a majority interest in the Company and in which the Company repurchased shares of Common Stock held by management and other shareholders (the "Recapitalization"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Certain Business Considerations" and "Item 13. Certain Relationships and Related Transactions."

         1997 OFFERINGS. In December 1997, the Company completed a public offering (the "1997 Units Offering") of 40,000 Units (the "Units") at $1,000 per Unit, with each Unit consisting of one share of 13% Series A Cumulative Preferred Stock (the "Series A Preferred Stock") and 20.625 Warrants (the "Warrants"), each representing the right to purchase one share of common stock, par value $0.001 (the "Common Stock"), of the Company for a total of 825,000 warrants. Concurrently, the Company completed a public offering (the "1997 Notes Offering" and together with the 1997 Units Offering, the "1997 Offerings") of $100 million aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2007 (the "Notes"). The net proceeds of the Offering of $133.5 million were used to repay debt.

INDUSTRY

         Gardening is one of the most popular leisure activities in the United States. According to the 1998-1999 National Gardening Survey conducted by the Gallup Organization, Inc., 65% of the approximately 103 million U.S. households participated in some form of gardening in 1998. The Company believes that the popularity of gardening is likely to increase in coming years. According to the National Gardening Survey, the demographic group that spends the most money per capita on gardening is individuals age 50 and older. This group will be the fastest growing demographic group through the year 2010, according to the U.S. Census.

         Nationwide, retail sales of live plants represented approximately $20.1 billion of $79.1 billion total lawn and garden sales in 1998 according to the February/March 1999 Nursery Retailer Magazine. In recent years, the live plant market has demonstrated consistent growth. The live plant retail distribution channel has consolidated significantly over the last 10 years, with sales shifting from local independent nurseries to large home centers and mass merchants, such as Home Depot, Home Base, Lowe's, Target, Wal-Mart and Kmart. In 1998, the top 10 nursery retailers represented 16.1% of total lawn and garden sales of $79.1 billion, according to Nursery Retailer Magazine. Live plants are attractive product offerings for these retailers, as each dollar of live plant sales typically generates four dollars of gardening equipment and other complementary product sales, according to the National Gardening Survey. Moreover, the relatively low price of most live plants encourages impulse buying by consumers and makes these products relatively resistant to economic downturns. Retail consolidation has altered the nature of the wholesale demand for live plants. Given the sophistication, size and geographic diversity of the national chains, retail customers prefer suppliers that can meet demanding delivery schedules, fulfill large volume requirements and provide a variety of value-added services.

         Despite this retail consolidation, the wholesale nursery industry is still highly fragmented, and is characterized by local, independent nurseries. The wholesale nursery industry was approximately $8.3 billion in 1997 compared to $6.1 billion in 1992, according to the US Agriculture Statistical Service -1997 Census of Agriculture, representing a compounded annual growth rate of approximately 4%. In 1998, the 10 largest and 100 largest of the over 10,000 wholesale nurseries in the United States accounted for approximately 9% and 18%, respectively, of total wholesale production, according to Greenhouse Grower and the US Agriculture Statistical Service - 1997 Census of Agriculture. Due to the fragmented nature of the wholesale nursery industry, the Company believes the opportunity for a branded, well capitalized and professionally managed company to lead the consolidation of this industry continues to be viable and attractive. The Company also competes in the fresh cut Christmas tree market, a market that generated wholesale revenues nationwide of approximately $442 million in 1997.

BUSINESS STRATEGY

         The Company's long-term goals are to enhance its leadership position in the wholesale nursery industry in its established markets and to become the market share leader in targeted new regions nationwide. The Company's business strategy is designed to meet the increasing demands of retail customers and consumers, both of which are critical to the Company's success. The Company's business strategy includes the following key elements:

         OFFER BROAD SELECTION OF HIGH QUALITY PRODUCTS

         Color Spot provides retail customers and consumers with a broad selection of high quality live plants. Through frequent deliveries, careful pre-delivery screening and regular plant maintenance, Color Spot is able to provide consistently fresh and attractive products. The Company's products include over 2,500 varieties of live plants, including bedding plants, shrubs, flowering potted plants, ground cover and fresh cut Christmas trees. In addition, the Company continually seeks to develop new products through proprietary retail product lines and creative, easy-to-use packaging. Color Spot believes it is one of the few wholesale nurseries that can consistently provide the large volumes of high quality products desired by home centers, mass merchants and premium independent garden centers.

         PROVIDE SUPERIOR CUSTOMER SERVICE

         The Company believes that its value-added services differentiate it from its competitors and allow Color Spot to establish itself as a preferred supplier to high-volume retail customers. The Company services its retail customers through a sales force of approximately 270 sales and merchandising personnel, which the Company believes is the largest service force in the wholesale nursery industry. The Company's service philosophy encourages each of its sales merchandisers to effectively function as a garden center employee, working closely with retail store personnel to anticipate changing customer demands and to react to local growing conditions. Color Spot services includes in-store merchandising, product display, plant maintenance, promotional planning and product reordering. The Company believes that due to the perishable nature of its products, these services are critical to maintaining attractive and fresh product displays and retail sales growth.

         CAPITALIZE ON LARGE-SCALE AND MULTI-REGIONAL CAPABILITIES

         Color Spot believes that home centers and mass merchants prefer to buy from large wholesale nurseries that can consistently deliver high quality products to a broad geographic area. Color Spot is one of the largest wholesale nurseries in the United States and one of the few nurseries that has the scale and distribution capabilities to support home centers and mass merchants on a multi-regional basis. The Company's production facilities are located in diverse geographic regions to attempt to increase distribution efficiency, better serve customers and minimize the effects of adverse weather conditions.

         CONTINUE TO STRENGTHEN RELATIONSHIP WITH LARGE RETAIL CUSTOMERS

         The Company has long-standing relationships with many leading home centers and other mass merchants in the United States. The Company believes it is the largest supplier of live plants for Home Depot, Home Base, Target, Wal-Mart and Kmart in the western United States. The Company is involved in its retail customers' sales and inventory planning processes, allowing Color Spot to plan its production capacity more effectively to meet its retail customers' demands. In addition, the Company works with a number of its high-volume retail customers to develop proprietary products, new packaging and sales and promotional programs.

GROWTH STRATEGY

         The Company's goal is to enhance its leadership position in the wholesale nursery industry. Color Spot's long-term growth strategy is to expand its presence in its existing markets and continue to enter new geographic markets through acquisitions. An important aspect of the Company's growth strategy is to increase its penetration in targeted markets thereby enabling the Company to better serve high-volume retail customers, enhancing its brand name recognition and increasing operating efficiencies. The Company's growth strategy includes the following three key elements:

         EXISTING AND NEW CUSTOMER GROWTH

         The Company plans to increase sales by growing with its existing high-volume retail customers and seeking new relationships with other high-volume retailers and premium independent garden centers. The Company strives to increase the number of stores it serves for its existing retail customers both through serving (i) a larger percentage of its retail customers' stores and (ii) its retail customers' new stores as those retailers expand.

         ACQUISITIONS

         Although the Company closed two production facilities in fiscal 1999 in order to improve financial performance, the Company's long-term goal is to pursue new acquisitions which either allow the Company to establish a platform in a new geographic area or "fill-in" the Company's product line and production capacity in the Company's existing markets. Between October 1996 and September 1997, Color Spot completed 13 acquisitions, adding 13 production facilities, over 1,800 growing acres of production capacity and over 8.4 million square feet of greenhouse space. The Company's acquisition strategy is designed to (i) increase its penetration of its existing markets,
(ii) expand into targeted new geographical areas and (iii) add new product lines. The Company's strategy in entering new geographic areas is to make a strategic acquisition that can be used as a platform for future expansion in these new areas. In 1997, the Company made platform acquisitions in the Texas and Pacific Northwest markets, and believes that additional opportunities exist to "fill-in" these markets.

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

ACQUISITION STRUCTURE

         Contingent upon improvements in its financial performance, the Company's long-term goal is to pursue new acquisitions which either allow the Company to establish a platform in a new geographic area or "fill-in" the Company's product line and production capacity in the Company's existing markets. In 1997, the Company completed two platform acquisitions, one in Texas and one in the Pacific Northwest. Following the Texas acquisition, the Company consummated three fill-in acquisitions in Texas. The Company also completed three fill-in acquisitions in California during this period. In addition, the Company entered into the fresh cut Christmas tree business through the acquisition of two Christmas tree companies in 1997. The following table summarizes the Company's 13 acquisitions since October 1996.

                                   Primary
Company                            Location        Date                Product Line
---------------------------------------------------------------------------------------------------
NAB Nurseries                      Arizona         October 1996        Bedding Plants, Foliage
B&C Growers                        S. California   October 1996        Bedding Plants, Ground
                                                                        Cover
Sunrise Growers                    S. California   November 1996       Bedding Plants
Sunnyside Plants                   N. California   January 1997        Flowering Potted Plants
Lone Star Growers Co.              Texas           February 1997       Shrubs and Bedding Plants
Signature Trees                    Oregon          March 1997          Christmas Trees
Hi-C Nursery                       N. California   April 1997          Bedding Plants
Plants, Inc.                       Texas           July 1997           Bedding Plants
Peters' Wholesale
  Greenhouses, Inc.                Texas           July 1997           Bedding Plants
Wolfe Greenhouses, LLC             Texas           July 1997           Flowering Potted Plants
Cracon, Inc.                       Michigan        August 1997         Christmas Trees
Summersun Greenhouse Co.           Washington      August 1997         Bedding Plants
Oda Nursery, Inc.                  S. California   September 1997      Shrubs

         Prior to consummating an acquisition, the Company conducts due diligence on the targeted company, including legal, environmental, business and accounting reviews by senior management, the Company's independent auditors, and outside legal counsel and consultants. The Company typically finances acquisitions through a combination of cash, promissory notes and, in certain cases, Common Stock. The Company normally obtains non-compete and confidentiality agreements from selling owners and may enter into employment or consulting agreements with key personnel of the seller. The majority of the Company's recent acquisitions have been consummated in less than 90 days from the date a letter of intent is executed. There can be no assurance, however, that the Company will be able to identify and acquire desirable nursery businesses on terms favorable to the Company or in a timely manner in the future. Over the near term, the Company does not anticipate pursuing additional acquisitions but rather intends to focus on further strengthening of the fundamentals of the Company

INTEGRATION OF ACQUIRED FACILITIES

         The Company seeks to increase the sales and profitability of acquired companies by implementing Color Spot's sales and merchandising programs and by improving operating efficiencies of the acquired business. Integration of a platform acquisition is more difficult because it usually involves creating a new division to be managed by employees of the acquired company. To maximize efficiencies, the Company centralizes many of the acquired Company's "back office" functions, including purchasing, insurance, benefits and most financial functions. Where market conditions dictate, an acquired company may maintain the historical branch name and use the Company's name during a transition period in order to minimize customer disruption. Although the Company has initiated policies to make acquired production facilities more efficient, there is no assurance that the Company will be successful in its efforts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

PROPERTIES AND FACILITIES

         Color Spot currently operates 17 production facilities in five states. Each production facility consists primarily of growing fields, greenhouses, warehouse space and distribution areas. The Company leases the majority of its facilities and believes that most of its leases can be extended on acceptable terms. The profile of the Company's production facilities is as follows:

                                                       TOTAL       TOTAL GREENHOUSE
    LOCATION                                          ACREAGE       SQUARE FOOTAGE          OWNED/LEASED
-------------------------------------------------------------------------------------------------------------
    WESTERN:
    Carson, CA                                            68             450,000              Leased
    Chino, CA                                             41             395,000              Leased
    Fallbrook, CA  (1)                                   247           1,660,000           Owned/Leased
    Lodi, CA  (2)                                        102           1,073,000           Owned/Leased
    Richmond, CA  (3)                                    103             988,000              Leased
    Salinas, CA                                          160           1,600,000              Leased
    San Juan Capistrano, CA                              243             908,000              Leased
    Sunol, CA                                             57             480,000              Leased
    Watsonville, CA  (4)                                  53             392,000              Leased
    Phoenix, AZ  (5)                                      56             670,000           Owned/Leased
    Mt. Vernon, WA                                        42             425,000              Leased
    Aurora, OR                                            32             278,000              Leased

    SOUTHWESTERN:
    Huntsville, TX                                        52             442,000              Leased
    San Antonio, TX                                      587           1,771,000              Owned
    Waco, TX                                              99             675,000              Owned
    Waller, TX                                            60             160,000              Leased
    Walnut Springs, TX                                   195             693,000              Owned
                                                       -----          ----------
                        TOTAL:                         2,197          13,060,000
                                                       -----          ----------
                                                       -----          ----------

(1) The Fallbrook facility is comprised of five parcels, one of which is owned and four of which are leased.
(2) The Lodi facility is comprised of three parcels, one of which is owned and two of which are leased.
(3)  The Richmond facility is comprised of five leased parcels.
(4)  The Watsonville facility is comprised of three leased parcels.
(5) The Phoenix facility is comprised of two leased parcels, one of which is owned and one of which is leased.

         In addition to its production facilities, the Company also leases growing fields for Christmas trees in Oregon, Michigan, North Carolina, and Tennessee.

PRODUCTS

         The Company is committed to providing its retail customers and consumers with a broad selection of high quality live plant products. The Company's products include over 2,500 varieties of plants, including a wide selection of bedding plants, shrubs, flowering potted plants, ground cover and fresh cut Christmas trees. Most of the Company's products are sold under the Color Spot brand name, and include easy-to-read labels containing growing instructions and a color picture of a mature plant. The Company's products are sold in various containers and sizes, ranging from flats and packs containing numerous small plants to single containers containing one plant. The following is a summary of the Company's product lines:

                                                             % of Fiscal              Typical Growing
Product                                                     1999 Net Sales                  Time
-----------------------------------------------------------------------------------------------------
    Bedding Plants                                               63%                     6 to 9 weeks
    Flowering Potted Plants                                       9                     8 to 14 weeks
    Ground Cover                                                  4                    10 to 16 weeks
    Shrubs                                                       16                   10 to 14 months
    Christmas Trees                                               8                      7 to 9 years
                                                                ----
                                                                100%
                                                                ----
                                                                ----

         Color Spot constantly strives for product innovations, such as new packaging and "premium" potted flowers. In addition, Color Spot works closely with its large retail customers to develop proprietary branded products.

CUSTOMERS

         During fiscal year 1999 the Company sold products to over 2,800 retail customers as well as to over 1,000 commercial customers, representing over 10,000 locations. In order to promote efficiency and improve profitability, the Company anticipates continuing to reduce low-volume purchasers from its customer base. The majority of the Company's products are sold to large national retailers, and the Company has long-standing relationships with many of these retail customers. Color Spot's retail customer base includes home centers, mass merchants, drug and grocery stores and premium independent nursery chains. Sales to national retail chains have increased significantly as these retail customers continue to gain market share. The following table sets forth a selected list of customers for each major category of retail customers:

    Home Centers                   Mass Merchants         Drug & Grocery Chains      Independent Nurseries
------------------------------------------------------------------------------------------------------------
    Home Depot                     Fred Meyer             Albertson's                Cornelius Nurseries
    Home Base                      Kmart                  H.E.B.                     Jenco Wholesale Nursery
    Lowe's                         Target                 Kroger                     Navlets Nursery
    Orchard Supply Hardware        Wal-Mart               Rite-Aid Drug Stores       Star Nursery
                                                          Safeway

         The Company believes that its ability to consistently provide high quality products and value-added services on a multi-regional basis provides significant competitive advantages in serving the retail channel. Color Spot products typically account for over half of the live plant sales in stores supplied by the Company. In each region, the Company's goal is to serve every store operated by each of its retail customers. In fiscal 1999, the Company's top eight retail customers accounted for approximately 70% of total net sales. Sales to Home Depot represented 37% of total net sales.

         The Company also serves commercial customers, such as landscapers, golf courses, office parks and hotels. Approximately 5.9% of the Company's fiscal 1999 net sales was derived from sales to commercial customers.

SALES AND SERVICES

         The Company offers a broad range of value-added services to help its retail customers maximize live plant sales and profitability. Color Spot believes that a well-maintained product display increases sales volume and encourages impulse buying by consumers. The average shelf life for a majority of the Company's products is two to three weeks following delivery. Live plant products, like fresh produce in a supermarket, are unlikely to sell if they are not fresh and merchandised correctly. Due to the perishable nature of its products, the Company believes that the services it provides to its retail customers are critical to maintaining attractive and fresh product displays. The Company services its retail customers through a sales force of approximately 270 sales and merchandising personnel. Each sales merchandiser covers an average of 10 to 12 stores, although sales merchandisers covering large volume stores may be assigned as few as one to three locations. Each sales merchandiser typically provides merchandising services to each of his/her stores four to seven times per week, which may include:

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

         In addition to providing merchandising services at the store level, Color Spot plays an important role in assisting retail customers with their sales and inventory planning. Typically, a Color Spot senior sales executive will meet periodically with its retail customer's senior representative to plan sales of the Company's products based on that retail customer's anticipated store growth and general product needs. In addition, Color Spot sales executives meet frequently with retail customers' regional and corporate buyers to more specifically plan seasonal product needs and sales forecasts and to incorporate Color Spot's promotional events and pricing strategies into their plans. At the store level, local Color Spot sales and merchandising personnel work with in-store personnel to execute sales plans and continually monitor sales and inventory.

COMPETITION

         The wholesale nursery industry is highly competitive. Competition is based principally on product quality, breadth of product offerings, customer service and price. The Company believes it has differentiated itself from its competitors through the breadth of its product offerings, multi-regional capabilities and the value-added services it provides to retail customers. The wholesale nursery industry is highly fragmented with over 10,000 small and regional nurseries nationwide. In 1998, the 10 largest and 100 largest wholesale nurseries in the United States accounted for approximately 9% and 18%, respectively, of total wholesale production. The Company currently competes directly with a large number of western and southwestern producers. On a multi-regional basis, the Company also competes with Hines Nurseries, primarily in bedding plants and shrubs, and Monrovia Nursery Company, primarily in shrubs. The fresh cut Christmas tree market is also highly fragmented and, on a regional basis, the Company competes in this market with Holiday Tree Farms and The Kirk Company.

EMPLOYEES

         As of September 1, 1999, the Company had approximately 2,500 full-time employees. During the peak growing season, which runs from February through June, Color Spot employs a substantial number of seasonal employees, and total employment generally will grow to over 4,200 employees between February and June. All of the Company's seasonal employees are paid on an hourly basis. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relationship with its employees is good.

GOVERNMENT REGULATION

         Color Spot is subject to federal, state and local health, safety and environmental laws and regulations regarding the production, storage and transportation of certain of its products and the disposal of its waste. Certain of the Company's operations and activities, such as water runoff from its production facilities and the use of certain pesticides are subject to regulation by the EPA and similar state and local agencies. These agencies may regulate or prohibit the use of such products, procedures or operations, thereby affecting the Company's operations and profitability. In addition, the Company must comply with a broad range of environmental laws and regulations. Additional or more stringent environmental laws and regulations may be enacted in the future and such changes could have a material adverse effect on the Company.

         The Company uses reclamation water as one of the sources of water supply for a few of its production facilities. The use and pricing of reclamation water, including availability of subsidized water rates, is governed by federal reclamation laws and regulations. Changes in the law could have a material adverse effect on the Company.

TRADEMARKS AND TRADE NAMES

         The Company is the registered owner of the COLOR SPOT(R) trademark in the United States. A majority of the Company's products are sold under the trademark. The Company is also the registered owner of various other trademarks that are used by certain facilities.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK

         There is no established trading market for the Company's Common Stock. At September 1, 1999, the number of holders of record of the Common Stock was 42.

         The Company has not declared or paid dividends on its Common Stock during the last two fiscal years. The Company plans to retain earnings to finance future growth and does not anticipate paying dividends on its Common Stock or any class of capital stock in the foreseeable future. The Company's credit facilities and corollary agreements prohibit the payment of cash dividends on Common Stock without the lender's consent. Any future credit facilities are also likely to prohibit the payment of dividends. Future declaration or payment of dividends, if any, will be at the sole discretion of the Board of Directors and will depend on the Company's then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources and - Certain Business Considerations."

WARRANTS

         As part of the 1997 Offerings, the Company issued 825,000 warrants to purchase Common Stock at $.01 per share, subject to certain adjustments. None of the warrants have been exercised. The warrants are exercisable prior to 5:00 p.m., New York City time, on December 15, 2008 (the "Expiration Date"). In the absence of an exercise, the warrants will be automatically deemed to have been exercised immediately prior to 5:00 p.m. on the Expiration Date on a cash-less basis. Although the issuance of the warrants was registered under the Securities Act of 1933, as amended (the "Securities Act"), there is no established trading market for the warrants.

PREFERRED STOCK

         As part of the 1997 Offerings, the Company issued 40,000 shares of Series A Preferred Stock in December of 1997. Although the issuance of Series A Preferred Stock was registered under the Securities Act, there is no established trading market for the Series A Preferred Stock. Through 2002, 13% dividends on the Series A Preferred Stock have been and are expected to be paid in additional shares of Series A Preferred Stock. In addition, the Company's credit facilities and corollary agreements associated with the 1997 Offerings restrict the payment of cash dividends on the Series A Preferred Stock (other than for payment of dividends associated with fractional shares). Future declaration or payment of dividends, if any, will be at the discretion of the Board of Directors and will depend on the Company's then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" and "-Certain Business Considerations."

RECENT SALES OF UNREGISTERED SECURITIES

         In fiscal 1999, the Company issued stock options to purchase 540,000 shares of Common Stock under the 1997 Stock Option Plan, with a weighted average exercise price of $3.42 per share. The options were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

         The financial information of the Company presented below as of June 30, 1999, 1998 and 1997 and for the fiscal year then ended is derived from the audited financial statements of the Company appearing elsewhere in this Form 10-K. The financial information of the Company's predecessor as of September 8, 1995 and December 31, 1994 and for the period from January 1, 1995 through September 8, 1995 and the year ended December 31, 1994, is derived from the audited financial statements of the Company's predecessor. The financial information as of December 31, 1993 and for the period from February 28, 1993 through December 31, 1993 is derived from the underlying records of the Company's predecessor, which in the opinion of management, contains all adjustments (including those of a normal recurring nature) necessary to present fairly the financial position and results of operations of the Company's predecessor as of and for the periods presented.

                                                           THE COMPANY                                   PREDECESSOR
                                         ----------------------------------------------  ------------------------------------------
                                                                                             9/8/95       1/1/95
                                             YEAR ENDED     YEAR ENDED    YEAR ENDED        THROUGH       THROUGH      YEAR ENDED
                                              6/30/99       6/30/98(3)    6/30/97(2)       6/30/96(1)     9/8/95        12/31/94
                                         ----------------------------------------------  ------------------------------------------
STATEMENT OF OPERATIONS DATA:
  Net sales............................          $206,076        $187,731     $113,400         $51,995       $28,991        $39,411
  Gross profit ........................            88,283          51,517       49,374          24,310        11,491         14,995
  Sales, marketing and delivery expenses           46,252          50,033       31,168          15,495        10,488         13,459
  General and administrative expenses..            25,610          13,338        7,300           2,886         3,659          3,986
  Amortization of intangible assets....             1,727           2,308          990              94           291            424
  Termination of Management fee                         -           2,400            -               -             -              -
  Income (loss) from operations .......            14,694         (16,562)       9,916           5,835        (2,947)        (2,874)
  Interest expense.....................            16,464          13,405        4,179             687         2,576          3,170
  Other expense (income), net..........               355            (285)        (148)             91           (38)           (97)
  Income tax provision (benefit).......              (727)        (10,514)       2,830           2,269
  Income before extraordinary gain
      (loss)...........................            (1,398)        (19,168)       3,055           2,788        (5,485)        (5,947)
  Cumulative effect of change in
      accounting principles............            (1,718)              -            -               -             -              -
  Extraordinary gain (loss)............            (1,018)         (2,792)        (215)
                                                   ------         -------        -----        --------     ---------       --------
  Net income (loss)....................           $(4,134)       $(21,960)      $2,840          $2,788       $(5,485)       $(5,947)
                                                   ------         -------        -----        --------     ---------       --------
                                                   ------         -------        -----        --------     ---------       --------
  Per share amounts (4)
    Income (loss) before cumulative
    effect of change in accounting
    principles and extraordinary
    loss-basic.........................            $(1.22)         $(3.25)       $0.49           $0.50             -              -
                                                   ------         -------        -----        --------     ---------       --------
                                                   ------         -------        -----        --------     ---------       --------
 Income (loss) before cumulative effect
    of change in accounting principles
    and extraordinary loss-
     basic diluted.....................            $(1.22)         $(3.25)       $0.45           $0.50             -              -
                                                   ------         -------        -----        --------     ---------       --------
                                                   ------         -------        -----        --------     ---------       --------
  Dividends per share..................                 -               -        $0.22               -             -              -
                                                   ------         -------        -----        --------     ---------       --------
                                                   ------         -------        -----        --------     ---------       --------
OPERATING DATA:
  EBITDA(5)............................           $21,899        $(10,585)     $13,357          $6,433       $(2,022)       $(1,619)
  Cash flows from operating
    activities.........................            15,216         (25,865)      (4,093)         (3,485)       (5,220)        (2,720)
  Cash flows from investing
    activities.........................            (2,176)        (54,047)     (58,234)         (9,660)         (260)          (609)
  Cash flows from financing
    activities.........................           (13,864)         79,394       64,388          13,846         5,587          3,715
  Depreciation and amortization........             7,205           5,977        3,441             598           925          1,255
  Capital expenditures.................             2,176          13,508        6,181           1,529           260            668
  Ratio of earnings to fixed
    charges (6)........................                 -               -         2.10            4.68             -              -
  Number of production
    facilities (7).....................                17              19           13               6             6              6
 BALANCE SHEET DATA (END OF PERIOD):
  Working capital......................           $20,184         $26,809      $14,161          $6,136      $(29,722)      $(21,435)
  Total assets.........................           181,754         210,350      133,417          33,219        22,695         24,554
  Long-term debt, excluding current
    portion............................           123,413         135,044       83,408           6,785         1,430          4,249
  Stockholders' equity (deficit).......           (18,489)         (7,491)       4,075          12,535       (16,090)       (10,605)

------------------------
(1)  Includes the financial results of Barcelo's Plant Growers from March 1996.
(2) Includes the financial results of NAB Nursery and B&C Growers from October 1996, Sunrise Growers from November 1996, Sunnyside Plants from January 1997, Lone Star Growers Co. from February 1997, Signature Trees from March 1997 and Hi-C Nursery from April 1997.
(3) Includes the financial results of Plants, Inc., Peters' Wholesale Greenhouses, Inc. and Wolfe Greenhouses, LLC from July 1997, Cracon, Inc. and Summersun Greenhouse Co. from August 1997 and Oda Nursery, Inc. from September 1997. -
(4) Per share amounts exclude extraordinary loss which would decrease the basic diluted share amounts by $0.15, $0.40 and $0.03 for the years ended June 30, 1999, 1998 and 1997, respectively.
(5) EBITDA represents income before interest expense, depreciation and amortization expense, the provision for income taxes, other (income) expense, changes in accounting principles and extraordinary items. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Other companies may define EBITDA differently, and as a result, those measures may not be comparable to the Company's EBITDA. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." EBITDA for the year ended June 30, 1998 includes $2,400,000 of non-recurring charges.
(6) For purposes of computing a ratio of earnings to fixed charges, "earnings" consist of income (loss) before provision for income taxes plus fixed charges. "Fixed charges" consist of interest on all indebtedness, amortization of deferred debt financing costs and one-third of rental expenses (the portion deemed representative of the interest factor). Earnings were insufficient to cover fixed charges by $5,947,000, $5,485,000, $29,682,000 and $2,125,000 for the year ended December 31,
     1994, the period from January 1, 1995 through September 8, 1995, and the years ended June 30, 1998 and 1999, respectively.
(7) Facilities include owned and leased properties as of the end of each period, excluding Christmas tree fields.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes thereto of the Company included elsewhere in this Annual Report. This Annual Report contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Items 1 and 2. "Business and Properties," as well as in this Annual Report generally. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in this Item 7 under the heading "Certain Business Considerations."

OVERVIEW

         The Company is one of the largest wholesale nurseries in the United States, based on revenue and greenhouse square footage. The Company sells a wide assortment of high quality bedding plants, shrubs, flowering potted plants, ground cover and Christmas trees as well as provides extensive merchandising services primarily to leading home centers and mass merchants. The Company has grown rapidly, primarily through acquisitions completed prior to September 1997, generating net sales of $206.1 million in fiscal 1999, as compared to $187.7 million in fiscal 1998 and $113.4 million in fiscal 1997. The percentage distribution of net sales in fiscal 1999, fiscal 1998 and fiscal 1997 by product category was as follows:

                                       Fiscal Year Ended June 30,
                                      1999       1998        1997
                                   --------------------------------
Bedding Plants                         63%        63%        67%
Flowering Potted Plants                 9%        12%        12%
Shrubs                                 16%        15%        13%
Ground Cover                            4%         4%         2%
Christmas Trees                         8%         6%         6%

         The Company commenced operations on September 8, 1995 after purchasing certain assets of its predecessor. Management of the Company immediately implemented a number of strategic and operational programs designed to improve the Company's customer relationships and financial results. These initiatives included revamping the Company's merchandising programs, decentralizing its operations, revising its pricing strategies, renewing its focus on operating efficiencies and restructuring its sales organization.

         After these strategic initiatives began to impact the Company's operating results, Color Spot embarked on an aggressive acquisition strategy. In fiscal 1997 and in the first quarter of fiscal 1998, the Company completed 13 acquisitions. These acquisitions resulted in the Company's expansion into several states, including Texas, Washington, Oregon and Michigan, and the Company's entry into the fresh cut Christmas tree business. The Company paid for these acquisitions through a combination of cash, promissory notes and common stock.

         The Company has implemented several initiatives to improve its operating results and strengthen its financial position in fiscal 1999. The Company hired new executives to bolster the current management team, implemented a more conservative sales and production plan, and adjusted its production process to better match supply and demand while maintaining high quality customer service. In fiscal 1999, the Company's sales increased to $206 million and it generated income from operations of $14.7 million. The Company also increased its focus on facility capacity optimization and corking capital management. As a result of these efforts, as of June 30, 1999, the Company's operating income improved by $31.3 million, its working capital decreased by $6.6 million and its cash provided by operating activities increased by $41.1 million as compared to prior year.

         The Company's business is highly seasonal and the Company has historically reported operating losses in its first and second fiscal quarters. The Company has recently sought to reduce the effects of seasonality with sales that are counter-seasonal to its historic products with the acquisition of Christmas tree operations.

         The Company recognized an operating loss of $16.6 million during fiscal 1998 primarily due to the effects of the severe weather conditions associated with the weather phenomena known as "El Nino", overproduction in the Company's western division, acquisition integration difficulties, and certain nonrecurring charges. Sales of the Company's products are highly dependent upon general weather conditions. Cold and wet weather, particularly on weekends, tends to curtail gardening activities and results in a reduction in demand for the Company's products. As a result of "El Nino", seasonal rainfall amounts in the Company's key selling regions ranged from 150 to 200% of normal levels. The severity of the weather particularly in the Company's western division from January through April was greater than the Company's expectations, which resulted in high levels of product shrinkage and returns. Also, the Company increased production in anticipation that sales in May and June would be higher than normal due to promotional sales programs with its key customers and a delay in the start of the peak gardening season. Sales in May and June of 1998 fell significantly short of expectations for the Company's western division resulting again in high levels of shrinkage and returns. The severe impact of weather and overproduction was isolated in the Company's western division which primarily sells bedding products that have shorter growing periods and shelf lives and consequently are more subject to weather related production and selling risks. In addition, during fiscal 1998, the Company incurred a $4.3 million non-cash pre-tax extraordinary charge related to the write-off of deferred financing fees, a $2.0 million pre-tax charge related to the termination of an annual management fee, and a $0.4 million pre-tax charge related to the payment of bonuses to certain members of management.

         Color Spot's designation as an agricultural company provides favorable tax treatment for a majority of its operations. While the Company's financial statements include tax expense, the Company has historically not paid income taxes. Agricultural companies are generally permitted to calculate taxable income on a cash basis. As a result of the Company's growth, this treatment has caused the Company to generate significant net operating losses since its inception and accumulate a large net operating loss carry-forward. The Company's effective tax rate was 34.2% in fiscal 1999, 35.4% in fiscal 1998 and 48.0% in fiscal 1997 which was higher than the U.S. statutory rate of 34% due to state tax provisions and other California tax limitations on the use of net operating loss carry-forwards. As of June 30, 1999, the Company had a net operating loss carry-forward of approximately $65 million for federal income tax purposes and $25 million for state income tax purposes.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain consolidated income statement items as a percentage of net sales:

                                                                        Fiscal Year   Fiscal Year  Fiscal Year
                                                                           Ended        ended        ended
                                                                         6/30/99       6/30/98      6/30/97
                                                                        -----------   -----------  -----------
        Net sales                                                          100.0%       100.0%       100.0%
        Cost of sales                                                       57.2         72.6         56.5

        Gross profit                                                        42.8         27.4         43.5

        Sales, marketing and delivery expenses                              22.4         26.7         27.5
        General and administrative expenses                                 12.4          7.1          6.4
        Amortization of intangible assets                                    0.8          1.2          0.9
        Termination of management fee and other                              0.0          1.3          0.0

        Income (loss) from operations                                        7.1         (8.8)         8.7

        Interest expense                                                     8.0          7.1          3.7
        Other expense (income), net                                          0.1         (0.2)        (0.1)

        Income (loss) before income tax benefit, cumulative effect          (1.0)       (15.7)         5.2
          of change in accounting principle and extraordinary loss
        Income tax benefit                                                   0.3          5.6          2.5

        Income (loss) before cumulative effect of change in accounting
          principle and extraordinary loss                                   0.7        (10.1)         2.7
        Cumulative effect of change in accounting principle                  0.8          0.0          0.0
        Extraordinary loss                                                   0.5          1.5          0.2

        Net Income (loss)                                                  (2.0)%      (11.6)%         2.5%
                                                                          ---------------------------------

FISCAL YEAR ENDED JUNE 30, 1999 ("FISCAL 1999") AS COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998 ("FISCAL 1998")

         NET SALES. Net sales increased $18.4 million, or 9.8%, to $206.1 million in fiscal 1999 from $187.7 million in fiscal 1998. This increase was primarily attributable to more accurately matching supply and demand, resulting in fewer returns. The Company also experienced changes in product pricing during the year representing approximately 2.1% of the increase.

         GROSS PROFIT. Gross profit increased $36.8 million to $88.3 million in fiscal 1999 from $51.5 million in fiscal 1998. Gross profit as a percentage of net sales increased to 42.8% in fiscal 1999 from 27.4% in fiscal 1998. The significant increase in gross profit percentage was the result of a substantial decrease in the write-off of excess inventory, lower production labor costs due to headcount reductions, and a $7.0 million decrease in product returns. These decreases were accomplished through improved production planning and control combined with management's initiatives to better match supply with demand.

         OPERATING EXPENSES. Sales, marketing and delivery expenses decreased $3.7 million to $46.3 million in fiscal 1999 from $50.0 million in fiscal 1998. As a percentage of net sales, sales, marketing and delivery expenses decreased to 22.5% in fiscal 1999 from 26.7% in fiscal 1998. This decrease as a percentage of net sales was primarily due to a $3.4 million reduction in distribution expenses as a result of improved delivery efficiencies. These efficiencies were generated by reducing the movement of inventory between facilities, increasing the minimum order size, optimizing cubing, better management of truck maintenance, and a change in the fleet structure whereby more trucks are rented rather than leased resulting in reduced trucks and employees. These initiatives were offset by an increase in expense related to volume increases. General and administrative expenses increased $12.3 million, or 92.5%, to $25.6 million in fiscal 1999 from $13.3 million in fiscal 1998. As a percentage of net sales, general and administrative expenses increased to 12.4% in fiscal 1999 from 7.1% in fiscal 1998. This increase is primarily the result of increased hiring and a revised compensation structure for key management and other employees to support the Company's operations, as well as a $3.7 million pre-tax charge related to closure or modification to certain facilities, employee severance and relocation, and other consulting costs associated with the new management team's ongoing review of the Company's operations.

         Amortization of intangible assets decreased $0.6 million to $1.7 million in fiscal 1999 from $2.3 million in fiscal 1998 due to the write-off of unamortized organization costs during the Company's first fiscal quarter. The termination of management fees in fiscal 1998 related to the termination of a Fee Agreement for certain management services.

         INTEREST EXPENSE. Interest expense increased $3.1 million to $16.5 million in fiscal 1999 from $13.4 million in fiscal 1998 as a result of higher average levels of borrowings throughout fiscal 1999 that were required to fund operating losses incurred in fiscal 1998 and the first two fiscal quarters of fiscal 1999.

         TAXES. While the Company's financial statements include tax expense or benefit, the Company has historically not paid income taxes. Agricultural companies are generally permitted to calculate taxable income on a cash basis. As a result of the Company's growth, this treatment has enabled the Company to generate significant net operating losses since its inception and accumulate a large net operating loss carryforward. In addition, the Company's effective tax rate has been different than the U.S. statutory rate of 34%. The difference between the Company's effective tax rate and the U.S. statutory rate is due to state tax provisions and other California tax limitations on the use of net operating loss carryforwards. The Company's effective tax benefit decreased to 34.2% in fiscal 1999 from a provision rate of 35.4% in fiscal 1998, primarily as a result of the impact of permanent items on lower pretax loss.

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

         GROSS PROFIT. Gross profit increased $2.1 million to $51.5 million in fiscal 1998 from $49.4 million in fiscal 1997. Gross profit as a percentage of net sales decreased to 27.4% in fiscal 1998 from 43.5% in fiscal 1997. The significant reduction in gross profit percentage was the result of higher production costs and high product shrinkage and return rates due to below planned sales. Gross profit percentage was adversely affected by the impact of over-production combined with the adverse weather conditions of "El Nino." Additionally, gross profit percentage declined due to higher production labor costs as a result of the statutory increase in the minimum wage and higher costs resulting from difficulties faced in fully integrating the operations of acquired companies. Finally, management believes that its return policy was applied too liberally in fiscal 1998, resulting in credits that were either issued prematurely or for traditionally non-returnable items.

         OPERATING EXPENSES. Sales, marketing and delivery expenses increased $18.9 million to $50.0 million in fiscal 1998 from $31.2 million in fiscal 1997. As a percentage of net sales, sales, marketing and delivery expenses decreased to 26.7% in fiscal 1998 from 27.5% in fiscal 1997. This decrease as a percentage of net sales was primarily due to lower per unit distribution costs associated with newly acquired product lines. General and administrative expenses increased $6.0 million, or 82.7%, to $13.3 million in fiscal 1998 from $7.3 million in fiscal 1997. As a percentage of net sales, general and administrative expenses increased to 7.1% in fiscal 1998 from 6.4% in fiscal 1997. This increase is the result of additional general and administrative resources needed to support the Company's growth combined with certain operating inefficiencies as a result of difficulties in fully integrating the operations of acquired businesses. Amortization of intangible assets increased $1.3 million to $2.3 million in fiscal 1998 from $1.0 million in fiscal 1997 due to the Company's acquisitions in fiscal 1997 and fiscal 1998.

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

         GROSS PROFIT. Gross profit increased $25.1 million to $49.4 million in fiscal 1997 from $24.3 million in fiscal 1996. Gross profit as a percentage of net sales decreased to 43.5% in fiscal 1997 from 46.8% in fiscal 1996. This decrease reflects the fact that fiscal 1997 was 70 days longer than fiscal 1996. The 70 days not included in fiscal 1996 include the months of July and August in which the Company has historically generated lower net sales and gross margins. The Company believes that gross margins for fiscal 1997 were comparable to the gross margins for the 12 month period ended June 30, 1996.

         OPERATING EXPENSES. Sales, marketing and delivery expenses increased $15.7 million to $31.2 million in fiscal 1997 from $15.5 million in fiscal 1996. As a percentage of net sales, sales, marketing and delivery expenses decreased to 27.5% in fiscal 1997 from 29.8% in fiscal 1996. This decrease as a percentage of net sales was primarily due to lower per unit distribution costs associated with newly acquired product lines. General and administrative expenses increased $4.4 million, or 152.9%, to $7.3 million in fiscal 1997 from $2.9 million in fiscal 1996. As a percentage of net sales, general and administrative expenses increased to 6.4% in fiscal 1997 from 5.6% in fiscal 1996. This increase is primarily attributable to the fact that fiscal 1997 was 70 days longer than fiscal 1996 and to increased costs relating to supporting the Company's growth, including an increase in corporate personnel. In fiscal 1998, the Company paid $2.0 million related to the termination of a Fee Agreement for certain management services provided by Kohlberg Amortization of intangible assets increased $0.9 million to $1.0 million in fiscal 1997 from $0.1 million in fiscal 1996 primarily as a result of the Company's acquisitions in fiscal 1997.

         INTEREST EXPENSE. Interest expense increased $3.5 million to $4.2 million in fiscal 1997 from $0.7 million in fiscal 1996. This increase resulted primarily from increased borrowings made to fund acquisitions and to effect the re-capitalization on December 31, 1996.

         TAXES. The effective tax rate increased to 48.0% in fiscal 1997 from 44.8% in fiscal 1996, primarily as a result of a greater impact of the state tax limitations on the use of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1999, fiscal 1998, and fiscal 1997, net cash provided by (used in) operations was $15.2 million, $(25.9) million and $(4.1) million, respectively. The improvement in fiscal 1999 is the result of improved operating performance and significantly reduced working capital requirements. Net cash used to purchase businesses during fiscal 1998 and fiscal 1997 was $40.5 million and $52.1 million, respectively. The Company made $2.2 million, $13.5 million and $6.2 million in capital expenditures in fiscal 1999, fiscal 1998, and fiscal 1997, respectively. Approximately $0.2 million and $8.3 million of the expenditures during fiscal 1999 and fiscal 1998, respectively, were for capital expansion projects. Capital expansion projects increase the productive capabilities of the Company and typically include grading of new land, purchasing and building new greenhouses and related improvements, such as the installation of ventilation and irrigation systems.

         Fiscal 1999. On October 15, 1998, the Company entered into a Loan and Security Agreement with Fleet Capital Corporation, as agent (the "Fleet Loan Agreement"), and the Company's prior credit facility was terminated and repaid in full. The Fleet Loan Agreement provides a $70 million revolving credit facility, which is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable. The Fleet Loan Agreement is secured by substantially all of Color Spot's assets. At June 30, 1999, the Company had borrowed $12.5 million under the Fleet Loan Agreement and had $25.2 million of remaining availability. Interest under the Fleet Loan Agreement accrues at a variable rate equal to Prime plus 1.00% or LIBOR plus 3.00%. In addition, to the extent that Color Spot's borrowings exceed certain borrowing base limitations during the period from November 1 through April 30, the interest rates increase by an additional 0.50%. The Fleet Loan Agreement terminates on October 15, 2001. The Company believes that the cash available from operations and the Fleet Loan Agreement will be sufficient to finance working capital requirements and capital expenditures over the next 12 months.

         Fiscal 1998. On December 24, 1997, the Company raised $133.5 million, net of fees and expenses from the sales of 10 1/2% Senior Subordinated Notes (the "Notes"), 13% Series A Preferred Stock and warrants which it used to repay existing indebtedness (See Notes 10 and 13 to Notes to Consolidated Financial Statements). Interest on the Notes is due semiannually on June 15 and December 15 commencing June 15, 1998. Dividends on the Series A Preferred Stock are payable quarterly in cash or shares of Series A Preferred Stock through December 15, 2002 on March 15, June 15, September 15 and December 15. On March 15, 1998, and June 15, 1998 the Company issued 1,153 shares and 1,351 shares, respectively, of Series A Preferred Stock as payment of such dividends.

         Also on December 24, 1997, the Company entered into a loan agreement with Credit Agricole Indosuez and a syndicate of banks, which provided an acquisition term loan facility of $75.0 million, a revolving credit facility of $40.0 million, and a supplemental line of $35.0 million. Borrowings under the Indosuez Loan Agreement were secured by substantially all of the Company's assets. On June 30, 1998 the Company had borrowed $24.0 million under the Indosuez Loan Agreement and had not yet borrowed under the acquisition term loan facility or supplemental line. At June 30, 1998, the Company had $45.1 million of total remaining credit availability under the revolving credit facility and supplemental lines. At March 26, 1998, and June 30, 1998, the Company was in default of certain of its financial covenants but received a waiver of such non-compliance for the March 1998 and June 1998 test periods. The facility was terminated by the Company on October 15, 1998.

         Fiscal 1997. On December 31, 1996, in connection with the recapitalization (See Note 1 to Notes to Consolidated Financial Statements), the Company entered into a loan agreement with Credit Agricole Indosuez and a syndicate of banks. The Company borrowed $37.3 million under the loan agreement and purchased approximately 6.1 million shares of common stock for $37.1 million in cash and a note payable in the original principal amount of $7.1 million. In addition, the Company sold approximately 3.6 million shares of newly issued common stock for an aggregate purchase price of $22.3 million and repaid $14.1 million of indebtedness. The Company also declared a dividend of approximately $1.5 million to its stockholders immediately prior to the recapitalization.

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

         The Company tested its primary financial systems and hardware and determined that they are Year 2000 compliant. The Company has completed program changes related to the Year 2000 on its divisional financial systems and certain of its operational and support systems and secondary systems and will continue testing these systems through the end of the year. See "--Cost of Compliance and Risks of Non-Compliance." With respect to its customers, the Company has contacted, or has been contacted by, its major customers and determined that such customers are Year 2000 compliant.

         COST OF COMPLIANCE AND RISKS OF NON-COMPLIANCE

         Color Spot believes that the cost of ensuring Year 2000 compliance for its own financial systems, computer hardware, operational and support systems and secondary computer systems will be less than $50,000 ($25,000 of which was incurred in fiscal 1999 and $20,000 of which was incurred in fiscal
1998). Such costs have been expensed as incurred. The Company continues to bear some risk, however, related to the Year 2000 issue and could be adversely affected if other entities affiliated with the Company do not appropriately address their own Year 2000 compliance issues. Although the Company believes that its major customers are Year 2000 compliant, the Company is still in the process of reviewing the compliance programs of suppliers and service vendors. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of other companies' failure to become Year 2000 compliant on a timely basis. There can be no assurance that such other companies will achieve Year 2000 compliance or that any conversions by such companies to become Year 2000 compliant will be compatible with the Company's computer system. The inability of the Company or any of its principal vendors or customers to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operation.

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

CERTAIN BUSINESS CONSIDERATIONS

         SUBSTANTIAL LEVERAGE AND DEBT SERVICE

         On October 15, 1998, the Company entered into the Fleet Loan Agreement and the Indosuez Loan Agreement was terminated and repaid in full. The Fleet Loan Agreement provides a $70.0 million revolving credit facility. There can be no assurance that the Company will be able to generate sufficient cash flows and financial goals to comply with debt covenants in the future. As of June 30, 1999, the Company had $123.4 million of consolidated long-term indebtedness. The Company is highly leveraged.

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

         The Company's ability to make scheduled principal and interest payments or to refinance its indebtedness to pay dividends and make redemption payments on the Series A Preferred Stock and to pay dividends on the Common Stock depends on future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond its control. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, pay dividends, make redemption payments and fund necessary capital expenditures. See "Liquidity and Capital Resources" in this Item 7. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, including the Notes, sell assets or obtain additional financing. There can be no assurance that any such refinancing or that any such sale of assets or additional financing would be possible on terms reasonably favorable to the Company, or at all. In addition, unforeseen problems, delays, expenses and difficulties as well as changes in economic and regulatory or competitive conditions may lead to cost increases that would make the Company's current cash flow and borrowings under the Fleet Loan Agreement insufficient to meet the Company's capital needs. See "--Future Capital Needs; Uncertainty of Additional Financing."

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

         DEPENDENCE ON ACQUISITIONS FOR FUTURE GROWTH

         Contingent upon improvement in its financial performance, the Company intends to pursue the acquisition of other companies. See "Business--Growth Strategy." Acquisitions involve a number of risks, including effects on the Company's reported operating results, the diversion of management's attention, the dependence on hiring, training and retaining key personnel and risks associated with unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on the Company. Historically, the Company has financed acquisitions by incurring additional debt and the issuance of Company stock. See "-Substantial Leverage and Debt Service." The Company completed one acquisition in fiscal 1996, seven acquisitions in fiscal 1997 and six acquisitions in fiscal 1998. The Company anticipates one or more potential acquisition opportunities, including those that would be material, may become available in the near future. No assurance can be given that an acquisition by the Company will occur, or, if an acquisition does occur, that it will not have a material adverse effect on the Company, that any such acquisition will be successful in enhancing the Company's business or that any such acquisition can be successfully integrated into the Company's business. See "--Future Capital Needs; Uncertainty of Additional Financing."

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

         WEATHER; GENERAL AGRICULTURAL RISKS

         Inclement weather or production difficulties occurring at a time of peak production or sales (in the second half of the Company's fiscal year), particularly on weekends during the peak gardening season, could cause declines in net sales and operating income that could have a material adverse effect on the Company. In the event of severe weather conditions, the Company does not have sufficient facilities to preserve and protect all of its products. During fiscal 1998, the severe weather phenomenon known as "El Nino," materially and adversely impacted the demand for the Company's products. The Company intends to expand into new markets that typically have greater weather variability than the Company's historic markets. Failure by the Company to adequately manage this variability could have a material adverse effect on the Company. The Company's operations also may be materially affected by disease, pests or other natural hazards. Agricultural production is highly dependent upon the availability of water. The Company has not installed, and is not required to install, water reclamation systems at the majority of its production facilities. The loss of access to water at any of the Company's facilities would have a material adverse effect on the Company. Given the perishable nature of the Company's products, if sales do not materialize as expected, the Company could experience a significant decline in profitability.

         SEASONALITY; VARIABILITY OF QUARTERLY RESULTS AND CERTAIN CHARGES

         The Company's business is highly seasonal. In fiscal 1999, approximately 63.3% of net sales occurred in the second half of the fiscal year. The Company has historically reported operating losses in its first and second fiscal quarters. The Company has experienced and expects to continue to experience variability in net sales, operating income and net income on a quarterly basis. Factors that may contribute to this variability include: (i) weather conditions during peak growing and gardening seasons; (ii) shifts in demand for live plant products; (iii) changes in product mix, service levels and pricing by the Company and its competitors; (iv) the effect of acquisitions; (v) the economic stability of the Company's retail customers; and (vi) the Company's relationship with each of its retail customers.

         CUSTOMER CONCENTRATION; DEPENDENCE ON HOME DEPOT

         The Company is highly dependent on the purchases of its top eight retail customers, which together accounted for 70% and 71% of the Company's net sales in fiscal 1999 and fiscal 1998, respectively. The Company's largest customer, Home Depot, accounted for approximately 37% and 35% of the Company's net sales in fiscal 1999 and fiscal 1998, respectively. The Company expects that a small number of customers will continue to account for a substantial portion of its net sales for the foreseeable future. The Company does not have long-term contracts with any of its retail customers, and there can be no assurance that they will continue to purchase the Company's products. The loss of or significant adverse change in, the relationship between the Company and Home Depot or any other major customer could have a material adverse effect on the Company. The loss of, or reduction in orders from, any significant retail customers, losses arising from retail customers' disputes regarding shipments, fees, merchandise condition or related matters, or the Company's inability to collect accounts receivable from any major retail customer could have a material adverse effect on the Company. In addition, there can be no assurance that revenue from customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any period.

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

         SHORT OPERATING HISTORY UNDER CURRENT MANAGEMENT

         Color Spot America, which was managed by certain of the Company's current management, was incorporated and commenced operations in 1983. Following a change of control in 1991, Mr. Vukelich left the Company and new management was installed. In September 1995, an investor group including Mr. Vukelich formed the Company and acquired business. See "Item 1. Business--Company History." In August 1998, Boligala Raju joined the Company as its President and Chief Operating Officer and in June 1999, Richard E. Parker and Joseph P. O'Neill joined the Company as its Chief Executive Officer and Chief Financial Officer, respectively. Accordingly, the Company, under its current management team, has only a limited operating history upon which investors may evaluate its performance. There can be no assurance that the Company will be able to continue to achieve or sustain revenue growth or profitability.

         COMPARABILITY OF OPERATING RESULTS

         In fiscal 1999, the Company incurred (i) a $2.6 million non-cash pre-tax extraordinary charge to write off organization costs in early-adopting Statement of Position 98-5 "Reporting on Costs of Start-Up Activities" ("SOP 98-5"), which was accounted for as a change in accounting principle, (ii) a $1.5 million non-cash pre-tax extraordinary charge related to the write-off of unamortized financing costs associated with the terminated credit facilities in connection with the refinancing in the second fiscal quarter, and (iii) a $3.7 million pre-tax special charge during the first fiscal quarter related to the closure or leasehold modification at certain facilities, employee severance and relocation, and consulting costs associated with the new management team's ongoing review of the Company's operations. In fiscal 1998, the Company incurred (i) a $4.3 million non-cash pre-tax extraordinary charge related to the write-off of deferred financing fees, (ii) a $2.0 million pre-tax charge related to the termination of an annual management fee; and (iii) a $0.4 million pre-tax charge related to the payment of bonuses to certain members of management.

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

         SENSITIVITY TO PRICE INCREASES OF CERTAIN RAW MATERIALS

         The Company and its competitors are vulnerable to price increases for raw materials. For fiscal 1999, raw material costs accounted for approximately 17.6% of the Company's net sales. The Company does not have long-term contracts with the majority of its raw material suppliers. Increases in the cost of raw materials essential to the operations of the Company, including seed, plastic, chemicals and fertilizer, would increase the Company's costs of production. Significant increases in the price of petrochemicals or a scarcity of raw materials essential to plant propagation could have a material adverse effect on the Company. There can be no assurance that any such price increases can be passed on to the Company's customers in the form of higher prices for the Company's products.

         CONTROL BY SIGNIFICANT STOCKHOLDERS AND MANAGEMENT

         KCSN owns 69.0% of the outstanding Common Stock (61.7% assuming exercise in full of the Warrants). In addition, officers and directors own 16.4% of the outstanding Common Stock (14.7% assuming exercise in full of the Warrants). Heller Equity Capital Corporation ("Heller") is the holder of an 8.0% Subordinated Convertible Note (the "Heller Note"), which is convertible into approximately 6.2% of the outstanding Common Stock (approximately 5.5% assuming exercise in full of the Warrants). Heller also owns 2.6% of the outstanding Common Stock (approximately 2.3% assuming exercise in full of the Warrants). KCSN, Heller and the management stockholders are parties to a Stockholders Agreement, which provides that the parties to the Stockholders Agreement shall (i) consent to any merger, consolidation or sale of all or substantially all of the Company's assets involving an independent third party and approved by a majority of KCSN's shares and (ii) vote their shares to elect certain specified persons as directors of the Company. Subject to the terms of the Stockholders Agreement and the Certificate of Designation, KCSN is able to elect all of the Company's directors and can determine the outcome of corporate actions requiring stockholder approval, including adopting amendments to the Company's Certificate of Incorporation (as defined) and approving or disapproving mergers or sales of all or substantially all of the Company's assets.

         CHANGE OF CONTROL

         The Indenture and Certificate of Designation Agreements which the Company entered pursuant to the 1997 Offerings, provide that, upon the occurrence of a Change of Control (as defined) the Company must make an offer to purchase all or any part of the Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase and all or any part of the Series A Preferred Stock at a price in cash equal to 101% of the aggregate liquidation preference thereof plus accrued and unpaid dividends to the date of purchase. The Fleet Loan Agreement prohibits the Company from repurchasing any Notes or Series A Preferred Stock, except with certain proceeds of one or more Public Equity Offerings (as defined). The Fleet Loan Agreement also provides that certain change of control events with respect to the Company would constitute a default thereunder. Any future credit agreements or other agreements relating to Senior Debt to which the Company becomes a party may contain similar restrictions and provisions. In the event a Change of Control occurs at a time when the Company is prohibited from purchasing the Notes or Series A Preferred Stock, or if the Company is required to make an Asset Sale Offer (as defined) pursuant to the terms of the Notes, the Company could seek the consent of its lenders to purchase the Notes or Series A Preferred Stock or could attempt to refinance the borrowings that contain such prohibition. If the Company does not obtain such a consent or refinance such borrowings, the Company would remain prohibited from purchasing the Notes or Series A Preferred Stock. In such case, the Company's failure to purchase tendered Notes would constitute an Event of Default (as defined) under the Indenture. If, as a result thereof, a default occurs with respect to any Senior Debt, the subordination provisions in the Indenture would likely restrict payments to the holders of the Notes. The Indenture will provide that the Company may not offer to repurchase any Series A Preferred Stock upon the occurrence of a Change of Control until the Company has completed its offer to purchase the Notes. There can be no assurance that the Company will have sufficient funds to repurchase the Notes or the Series A Preferred Stock after a Change of Control. The provisions relating to a Change of Control included in the Indenture and the Certificate of Designation may increase the difficulty of a potential acquirer obtaining control of the Company.

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

         COMPETITION

         The wholesale nursery industry is highly competitive. Competition is based principally on product quality, breadth of product offerings, customer service and price. The wholesale nursery industry is highly fragmented with over 10,000 small and regional nurseries nationwide. In 1998, the 10 largest and 100 largest wholesale nurseries in the United States accounted for approximately 9% and 18%, respectively, of total wholesale production. The Company currently competes directly with a large number of western and southwestern wholesale nursery companies. On a multi-regional basis, the Company competes with Hines Nurseries primarily in bedding plants and shrubs and Monrovia Nursery Company primarily in shrubs. The fresh cut Christmas tree market is also highly fragmented and, on a regional basis, the Company competes in this market with Holiday Tree Farms and The Kirk Company.

         LACK OF MARKET FOR COMMON STOCK AND SERIES A PREFERRED STOCK

         There is currently no public market for the Company's Common Stock and Series A Preferred Stock (together the "Capital Stock"). The Company has no present plan to list the Capital Stock on a national securities exchange or to include the Capital Stock for quotation through an inter-dealer quotation system. There can be no assurance that such a market will develop or, if such a market develops, as to the liquidity of such market.

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

         YEAR 2000

         The Company has conducted a review of and is continuing to monitor its respective computer systems to identify the systems that could be affected by the "Year 2000" issue. While some upgrades will be necessary, the Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. Additionally, the Year 2000 problem is not expected to have a material effect on the cost of operations for the Company. However, the Company may be vulnerable to other companies' Year 2000 issues. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of any customers', vendors' or service vendors' failure to become Year 2000 compliant on a timely basis. Although the Company has completed a review of major customers' compliance efforts, the Company is still in the process of contacting its significant suppliers and service vendors with respect to the efficacy and status of their Year 2000 compliance programs. There can be no assurance that such other companies will achieve Year 2000 compliance or that any conversions by such companies to become Year 2000 compliant will be compatible with the Company's computer systems. The inability of the Company or any of its principal vendors or customers to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operation. "See"-- Year 2000 Compliance Program."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's liabilities consist primarily of a revolving line of credit, senior subordinated notes and other notes and accounts payable. The Company has also issued Series A Preferred Stock and Redeemable Common Stock. Such liabilities and stockholders' equity have varying levels of sensitivity to changes in market interest rates. Interest rate risk results when, due to different maturity dates and re-pricing intervals, interest rate indices for interest-bearing liabilities increase relative to income earning assets, thereby creating a risk of decreased net earnings and cash flow. The Company does not have any derivative financial instruments as of June 30, 1999.

         The following table provides information about the Company's market sensitive liabilities, categorized by maturity, and constitutes a "forward-looking statement." For more information, please refer to Appendix A "Financial Statements and Notes to Consolidated Financial Statements."

                                                            June 30, 1999
                                                         Expected Maturities

                                                                                      There-
Long-term liabilities            2000       2001       2002       2003      2004       after    total
                               --------   --------   ---------  --------  --------     -----    -----
                                                        (dollars in millions)
Fixed Rate:

Series A Preferred Stock             -          -          -       $2.6      $5.2      $89.4      $97.2
Average Interest Rate               13%        13%        13%        13%       13%        13%

Senior Subordinated Notes        $10.5      $10.5      $10.5      $10.5     $10.5     $131.5     $184.0
Average Interest Rate             10.5%      10.5%      10.5%      10.5%     10.5%      10.5%

Heller Note                          -          -          -          -         -      $12.2      $12.2
Average Interest Rate              8.0%       8.0%       8.0%       8.0%      8.0%       8.0%

ODA Note                          $0.1       $0.1       $0.1       $0.1      $0.1       $1.0       $1.5
Average Interest Rate              9.0%       9.0%       9.0%       9.0%      9.0%       9.0%

Variable Rate:
Fleet Loan Agreement                                   $70.0 (1)                                  $70.0
                              -------------------------------------------------------------------------

Average Interest Rate Base Rate, as defined, plus 1.0% or LIBOR, as defined, plus 3.0%

(1) On October 15, 1998, the Company entered into the Fleet Loan Agreement, borrowed approximately $32 million, and repaid in full amounts due under the Indosuez Loan Agreement. The Fleet Loan Agreement terminates in October 2001 (fiscal 2002). See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources and Note 11 to the Notes to Consolidated Financial Statements.

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

                  NAME                    AGE                               POSITION
                  ----                    ---                               --------
    Richard E. Parker(1)                  58       Chief Executive Officer, Director, Chairman of the
                                                    Executive Committee
    Joseph P. O'Neill                     41       Executive Vice President and Chief Financial Officer and
                                                     Secretary
    Michael F. Vukelich                   49       Chairman of the Board
    Boligala Raju(1)                      49       President, Chief Operating Officer and Director
    Jerry L. Halamuda                     49       Director
    Marion Antonini                       69       Director
    Ranjit S. Bhonsle(1)(2)(3)            30       Director
    George T. Brophy                      64       Director
    William F. Dordelman                  58       Director
    Samuel P. Frieder(1)(2)(3)            35       Director
    Richard E. George(3)                  60       Director
    James A. Kohlberg                     41       Director
    Gary E. Mariani(2)                    54       Director
    A. Stephen Diamond                    52       Director

----------------
(1)      Member of Executive Committee.
(2)      Member of Audit Committee.
(3)      Member of Compensation Committee

         MR. PARKER was appointed Chief Executive Officer in June 1999. From October 1992 through April 1999, Mr. Parker held various positions at ABT Building Products Corporation ("ABT"), most recently as Chief Operating Officer.

         MR. O'NEILL was appointed Chief Financial Officer in June 1999. From January 1993 to May 1999, Mr. O'Neill was an executive of ABT, serving as Chief Financial Officer from January 1998 through May 1999.

         MR. VUKELICH has been the Company's Chairman of the Board since September 1995. From September 1995 through June 1999, Mr. Vukelich was also the Company's Chief Executive Officer. From 1992 through August 1995, Mr. Vukelich was President and Chief Executive Officer of M.F. Vukelich Co. He is the founder of Color Spot America, a predecessor of the Company, and was President and Chief Executive Officer of Color Spot America from its inception in 1983 to 1991. Mr. Vukelich has 28 years of experience in the nursery business.

         MR. RAJU joined Color Spot as President and Chief Operating Officer in August 1998. Prior to joining Color Spot, Mr. Raju was a senior executive with Sun Gro Horticulture, a division of Hines Horticulture, Inc. from 1997 to 1998. From 1994 to 1997, Mr. Raju was with Hines Nurseries, Inc. Prior to that time, he served as an operational executive with Imperial Nurseries. Mr. Raju has over 20 years experience in the nursery business.

         MR. HALAMUDA joined Color Spot in September 1995, serving as President of the Company until July 1998. Prior to joining Color Spot, Mr. Halamuda was Vice President of Color King Nursery from 1992 through August 1995. Mr. Halamuda has 27 years experience in the nursery industry, including six years as an executive of Color Spot America from 1984 through 1990.

         MR. ANTONINI joined Printing Arts America, Inc. in August 1999 as its Chief Executive Officer and has been a Principal at Kohlberg since March 1998. Prior to that time, Mr. Antonini was Chief Executive Officer of Welbilt.

         MR. BHONSLE joined Kohlberg in 1993 and was named Principal in 1998.

         MR. BROPHY was Chairman, President and Chief Executive Officer of ABT from October 1992 to April 1999. From 1983 to 1988, Mr. Brophy was President, Chief Executive Officer and a Director of Morgan Products, Ltd., a building products company, and was a private business consultant from 1988 to 1992. Mr. Brophy is also a Director of Banta Corporation, a printing company.

         MR. DORDELMAN has been a Principal at Kohlberg since September 1998. Prior to that time, Mr. Dordelman was Chairman of the Board and Chief Executive Officer of Colorado Prime Corporation.

         MR. FRIEDER joined Kohlberg in 1989 and was named a Principal in 1995.

         MR. GEORGE has been the President of R.G. Trends, an independent consulting firm since June 1996. From 1995 through June 1996, Mr. George was President and Chief Executive Officer of Handy Andy Home Improvement Centers, Inc. From September 1994 through January 1995, Mr. George was an independent business consultant. From August 1989 to September 1994, Mr. George served as Chairman and Chief Executive Officer of Ulta(3) Cosmetics & Salon Inc., a company that he founded.

         MR. KOHLBERG has been a Principal of Kohlberg since 1987. Mr. Kohlberg is also a Director of Northwestern Steel and Wire Company.

         MR. MARIANI has been Chief Executive Officer of WinnDevon Art Group, Inc., an art publisher, since 1994. From 1992 through 1993, Mr. Mariani was Chief Executive Officer of The Garden Counsel, a national nursery association. Prior to that time, Mr. Mariani was the President of the Nursery Product Division of Weyerhaeuser Company.

         MR. DIAMOND currently serves as President and CEO of United Signature Foods, LLC. Previously he was President World Wide of the Foodservice Company's Group and Executive Vice President of The Quaker Oats Company; President of Quaker Beverages Europe; President of Pillsbury Europe; President of Pillsbury Baked Goods, Breakfast Products and Specialty Products Division; President and CEO of Home Delivery Services, Inc. and Vice President, Marketing for All-American Gourmet. Mr. Diamond also spent 17 years with Procter & Gamble in manufacturing, marketing, and general management roles.

DIRECTORS' MEETINGS AND COMMITTEES

         The entire Board of Directors met 4 times during the fiscal year ended June 30, 1999, including 30 actions by unanimous consent. Each incumbent director attended 100% of the board meetings. The Company's Board of Directors has appointed an Audit Committee, a Compensation Committee and an Executive Committee.

         AUDIT COMMITTEE. The primary responsibilities of the Audit Committee are to recommend an independent public accountant to audit the annual financial statements of the Company and to review internal and external audits, internal accounting controls, annual financial statements and, at its discretion, compliance with corporate policies and codes of conduct. The Audit Committee is comprised of outside directors. The current members of the Audit Committee are Messrs. Bhonsle, Frieder, and Mariani. The Audit Committee met 3 times in the fiscal year ended June 30, 1999.

         COMPENSATION COMMITTEE. The Compensation Committee determines officers' salaries and bonuses and administers the grant of stock options and other awards pursuant to the Company's 1996 Stock Option Incentive Plan, 1997 Stock Option Plan and Special Stock Option Plan. The Compensation Committee is comprised of outside directors. The current members of the Compensation Committee are Messrs. Bhonsle, Frieder and George. The Compensation Committee met 1 time in the fiscal year ended June 30, 1999.

         EXECUTIVE COMMITTEE. The primary responsibilities of the Executive Committee are to deal with day to day issues at the Company prior to meetings of the full Board of Directors. The Executive Committee met 12 times in the fiscal year ended June 30, 1999. The current members of the Executive Committee are Messrs. Parker, Raju, Bhonsle, and Frieder.

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

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

         The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company to the Company's Chief Executive Officers during fiscal 1999 and each of the four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during fiscal year ended June 30, 1999 (collectively, the "Named Executives").

                                                    ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                                    -------------------                  ----------------------
                                                                                        SECURITIES
                                                                      OTHER ANNUAL      UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION                  SALARY         BONUS     COMPENSATION(1)    OPTIONS      COMPENSATION
---------------------------                  ------         -----     --------------     -------      ------------
Michael F. Vukelich, Chairman of the
    Board                                    $192,308      $400,000          $5,800             0               0
Richard E. Parker, Chief Executive Officer
    and Director                                2,000             0             450             0               0
Boligala Raju, President, Chief Operating
    Officer and Director                      220,126       750,000          92,835             0               0
Thomas H. Dickerson, Southwest Division
    President                                 187,692       745,000           5,850             0               0
Carlos R. Plaza, Vice President               129,808       150,000          49,322             0               0

------------------
(1) Represents car allowance, relocation and loan forgiveness.


OPTION GRANTS DURING FISCAL 1999. The following table summarizes the options granted during fiscal 1999 to the Named Executives. Except as otherwise indicated, all of these options were granted under the Company's 1997 Stock Option Plan described below. No stock appreciation rights were granted to the Named Executives during such fiscal year.

                                                       Individual Grants
                                 ---------------------------------------------------------
                                                                                              Potential realizable
                                                                                              value at assumed
                                                      Percent of                              annual rates of stock
                                     Number of      total options                             price appreciation for
                                     securities       granted to    Per Share                 option term(2)
                                     underlying     employees in    Exercise    Expiration    -----------------------
              NAME                options granted    fiscal 1999     price(1)      date            5%          10%
              ----                ---------------    -----------     --------      ----           ---         ----
Michael F. Vukelich                             -           -               -            -              -          -
Richard E. Parker                         150,000        30.6           $4.00      6/10/09        133,033    567,184

Boligala Raju                             100,000        20.4           $3.00      7/30/08        188,668    478,123

Thomas H. Dickerson                        30,000         6.1           $3.00      7/30/08         56,601    143,437

Carlos R. Plaza                            25,000         5.1           $3.00       8/1/08         47,167    119,531

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

AGGREGATE OPTION EXERCISES IN FISCAL 1999 AND YEAR-END OPTION VALUES. The following table sets forth certain information regarding options exercised and the number and value of unexercised options held by the Named Executives at June 30, 1999.

                             YEAR-END OPTION VALUES

                                                            NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                           UNDERLYING OUTSTANDING          IN-THE-MONEY OPTIONS AT
                                                          OPTIONS AT JUNE 30, 1999            AT JUNE 30, 1999(1)
                                                       -----------------------------     ---------------------------
                                SHARES
                               ACQUIRED
                                  ON         VALUE
           NAME               ON EXERCISE   REALIZED    EXERCISABLE   UNEXERCISEABLE     EXERCISABLE    UNEXERCISEABLE
           ----               -----------   --------    -----------   --------------     -----------    --------------
Michael F. Vukelich                     0          0        499,109          103,500         613,194                 0

Richard E. Parker                       0          0              0          150,000               0                 0

Boligala Raju                           0          0              0          100,000               0                 0

Tom Dickerson                           0          0         13,800           43,800          21,666            21,666

Carlos R. Plaza                         0          0              0           25,000               0                 0

---------------
(1) Represents the value of the shares of Common Stock subject to outstanding options, based on a fair market value of $3.00 share, less the aggregate option exercise price.

EMPLOYMENT AGREEMENTS

         As part of the Recapitalization, the Company entered into an employment agreement with Michael F. Vukelich, the Company's Chairman of the Board. The agreement expires December 31, 2000 and will be automatically renewed for successive one-year periods unless Mr. Vukelich or the Company gives 90 days notice of non-renewal. As of July 1, 1999, Mr. Vukelich is paid an annual base salary of $200,000, which is increased annually based on increases in the consumer price index, and is eligible to participate in the Company's annual bonus program pursuant to the terms of the agreement. The employment agreement continues in effect an option to purchase 395,609 shares of the Company's Common Stock for $1.45 per share and provides that the Company grant Mr. Vukelich an option to purchase 207,000 shares of the Company's Common Stock at $7.17 per share, which options were granted in fiscal 1997. The agreement terminates upon the earlier to occur of (i) non-renewal by the Company or Mr. Vukelich, (ii) death or disability, (iii) termination for Cause (as defined in the agreement) or (iv) termination without Cause. In the event that the Company does not renew the employment agreement, the Company is obligated to continue to pay Mr. Vukelich his base salary through June 30, 2000. In the event that the employment agreement is terminated without Cause, the Company is obligated to pay Mr. Vukelich his base salary through the remaining term of the employment agreement plus his pro rata portion of the bonus paid to Mr. Vukelich in the year prior to termination. In the event of Mr. Vukelich's death or disability, the Company is obligated to continue to pay to Mr. Vukelich or his estate his base salary for one year following his termination. The employment agreement entitles Mr. Vukelich to be nominated to a seat on the Company's board of directors so long as he owns 10% of the Common Stock.

         As part of the employment agreement, Mr. Vukelich has agreed not to compete with the Company in certain specified counties and states for the longer of one year following termination or one year following the receipt of any severance from the Company; provided that Mr. Vukelich may elect to waive the payment of severance, in which event the non-competition covenant expires one year following termination.

         The Company entered an employment agreement with Boligala Raju, the Company's President and Chief Operating Officer, effective as of August 12, 1998. The agreement has no fixed term. Under the terms of the agreement, Mr. Raju is currently paid an annual base salary of $250,000, and is eligible to receive an annual bonus between 50% and 200% of his base salary based on the achievement of certain performance targets. Mr. Raju is guaranteed a minimum bonus for the first year of the agreement of $100,000, subject to his continued employment with the Company. If Mr. Raju is terminated without cause, he is entitled to receive an amount equal to one year's base salary, payable over the following twelve month period, which amount is increased to two year's base salary in certain circumstances. Mr. Raju was paid a starting bonus of $250,000, and awarded 100,000 stock options to purchase Common Stock at $3.00 per share, which options vest over a four-year period. The agreement provides that if Mr. Raju is employed by Color Spot on August 12, 2000, he will be awarded an additional $250,000 and an additional 50,000 stock options to purchase Common Stock at the fair market value of a share of Common Stock on such date. The Company also loaned to Mr. Raju on an interest free basis an additional $275,000, which amount is deemed to be repaid on a monthly basis at the rate of $55,000 per annum, subject to Mr. Raju's continued employment with Color Spot. The employment agreement entitles Mr. Raju to be nominated to the Board of Directors of Color Spot.

         The Company entered into an employment agreement with Richard E. Parker, the Company's Chief Executive Officer, effective June 10, 1999. Under the terms of the agreement, Mr. Parker is paid an annual base salary of $260,000, and is eligible to participate in the Company's bonus program as established by the Board. If Mr. Parker is terminated without cause, he is entitled, under certain conditions, to receive an amount equal to one year's base salary, payable over the following twelve month period. Mr. Parker was awarded 150,000 shares of common stock at $4.00 per share, which options vest over a four-year period. The Company also loaned Mr. Parker $250,000 on an interest free basis, which is deemed to be repaid on a monthly basis at the rate of $50,000 per annum, subject to Mr. Parker's continued employment with Color Spot. The employment agreement entitles Mr. Parker to be nominated to the Board of Directors of Color Spot.

         The Company entered into an employment agreement with Joseph P. O'Neill, the Company's Chief Financial Officer, effective June 10, 1999. Under the terms of the agreement, Mr. O'Neill is paid an annual base salary of $175,000, and is eligible to participate in the Company's bonus program as established by the Board. If Mr. O'Neill is terminated without cause, he is entitled, under certain conditions, to receive an amount equal to one year's base salary, payable over the following twelve month period. Mr. O'Neill was awarded 75,000 shares of common stock at $4.00 per share, which options vest over a four-year period.

STOCK OPTION PLANS

         1996 STOCK OPTION INCENTIVE PLAN. In July 1996, the Board of Directors authorized, and the stockholders of the Company approved, a stock option plan, effective September 7, 1995, for directors, officers, employees and consultants of the Company and its subsidiaries (the "1996 Option Plan"). Options to purchase a total of 1,171,419 shares of Common Stock at $1.45 per share were granted under the 1996 Option Plan. As of June 30, 1999, options to purchase 569,428 of these shares have been exercised, and 601,991 nonqualified stock options ("NQOs") are outstanding under the 1996 Option Plan. No further options will be granted under the 1996 Stock Option Plan.

         1997 STOCK OPTION PLAN. The Company's 1997 Stock Option Plan (the "1997 Stock Option Plan") was adopted by the Board of Directors and approved by the stockholders on December 31, 1996 to attract, retain and provide incentive to executives and key employees of the Company. Options granted under the 1997 Stock Option Plan may be either incentive stock options ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or NQOs. A total of 1,409,223 shares of Common Stock have been reserved for issuance under the 1997 Stock Option Plan.

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

         As of June 30, 1999, under the 1997 Stock Option Plan, there were 414,000 stock options outstanding with an exercise price of $7.17 per share, 315,000 stock options outstanding with an exercise price of $3.00 per share, 247,023 stock options outstanding with an exercise price of $7.19 per share, 225,000 stock options outstanding with an exercise price of $4.00 per share and 208,200 stock options outstanding with an exercise price of $10.00 per share. The 1997 Stock Option Plan will expire in 2007 unless terminated at an earlier date by the Board of Directors.

         SPECIAL STOCK OPTION PLAN. In February 1997, the Board of Directors authorized, and the stockholders of the Company approved, a stock option plan for employees of Lone Star Growers, L.P., a wholly owned subsidiary of the Company (the "Special Option Plan"). Options to purchase a total of 139,383 shares of Common Stock at $1.43 per share were issued under the Special Option Plan. As of June 30, 1999, there were 100,740 stock options outstanding. The purpose of the Special Option Plan was to provide incentives to employees of Lone Star Growers, L.P. in connection with the acquisition of Lone Star Growers Co., the predecessor to Lone Star Growers, L.P., by the Company. No further awards will be made under the Special Option Plan. The Special Option Plan is otherwise identical to the 1997 Stock Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of August 1, 1999, by: (i) all persons known by the Company to be the beneficial owners of five percent or more of the Common Stock; (ii) each director, (iii) each of the executive officers, and (iv) all executive officers as a group. Unless otherwise indicated, the address of each of the persons named below is in care of the Company, 3478 Buskirk Avenue, Pleasant Hill, California 94523.

                         Name                               Shares Beneficially Owned(1)    Percentage Ownership(2)
                         ----                              ----------------------------    -----------------------
KCSN Acquisition Company, L.P.(3)                                            4,797,716            61.7%
Heller Equity Capital Corporation(4)                                           608,310             7.8
Michael F. Vukelich(5)                                                       1,286,600            16.5
Richard E. Parker                                                                    0               0
Joseph P. O'Neill                                                                    0               0
Boligala Raju(6)                                                                25,000               *
Jerry L. Halamuda(7)                                                           322,486             4.1
Ranjit S. Bhonsle(8)                                                                 0               0
William F. Dordelman(8)                                                              0               0
Samuel P. Frieder(8)                                                                 0               0
James A. Kohlberg(8)                                                                 0               0
Marion Antonini(8)(11)                                                          12,500               *
George T. Brophy(9)                                                             17,424               *
Richard E. George(10)                                                           77,542             1.0
Gary E. Mariani(10)                                                             81,562             1.0
Total Officers and Directors as a Group (13 persons)                         1,823,114            23.4

-----------------
*        Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to applicable community property laws. Shares of Common Stock subject to options or warrants currently exercisable within 60 days of the date hereof are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.
(2)      Assuming exercise in full of the Warrants.
(3) The address of KCSN is 111 Radio Circle, Mt. Kisco, NY 10549. KCSN is an affiliate of Kohlberg. The ultimate general partner of KCSN is a corporation owned 100% by James A. Kohlberg. See "Item 13. Certain Relationships and Related Transactions--Relationship With Kohlberg."
(4) Includes 429,928 shares issuable upon conversion of the Heller Note. The address of Heller Equity Capital Corporation is 500 West Monroe Street, Chicago, IL 60661.
(5) Includes options to purchase 499,109 shares of Common Stock, which are presently exercisable. Excludes shares held by Karla D. Vukelich.
(6) Includes options to purchase 25,000 shares of Common Stock, which are presently exercisable.
(7) Includes options to purchase 309,882 shares of Common Stock, which are presently exercisable.
(8) Excludes 4,797,715 shares held by KCSN. Such person disclaims beneficial ownership of such shares.
(9) Includes options to purchase 17,424 shares of Common Stock, which are presently exercisable.
(10) Includes options to purchase 5,175 shares of Common Stock, which are presently exercisable.
(11) Includes options to purchase 12,500 shares of Common Stock, which are presently exercisable.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH KOHLBERG

         CONTROL BY KCSN. KCSN, an affiliate of Kohlberg, owns 4,797,716 shares of Common Stock or 69.0% of the outstanding Common Stock as of September 1, 1999 (approximately 61.7% assuming exercise in full of the Warrants).

         Due to KCSN's stock ownership in the Company, KCSN is able to control the Company, to elect its Board of Directors and to approve any action requiring stockholder approval, including adopting amendments to the Company's certificate of incorporation and approving or disapproving mergers or sales of all or substantially all of the assets of the Company. As a result of such control, KCSN is able to effectively control all of the Company's policy decisions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Certain Business Considerations -- Control by Significant Stockholders and Management." As long as the Stockholders Agreement is in effect, third parties may not be able to obtain control of the Company through purchases of Common Stock not owned by parties to the Stockholders Agreement.

         KOHLBERG FEE AGREEMENT. The Company paid to Kohlberg a fee of $2.0 million on January 2, 1998 to terminate its annual management fee obligations under a Fee Agreement dated December 31, 1996.

OTHER TRANSACTIONS

         The Company leases a portion of its Richmond, California facility from M.F. Vukelich Co., which is wholly owned by Michael F. Vukelich. The lease expires on August 31, 2005. The aggregate annual rental payment under this lease for 1999 is $273,000. Under the term of the lease, rent is increased annually by 3%. The Company believes that this rent is at fair market value for the property.

         The Company also leases a building from the daughter of Michael F. Vukelich. The aggregate annual rental payment on this lease is $14,400. The Company believes that this rent is at fair market value for the building.

         The Company has entered into loan agreements with certain employees (see Item 11. Executive Compensation - Employment Agreements).

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

                  Consolidated Statements of Operations -
                           Years ended June 30, 1999, 1998, 1997

                  Consolidated Balance Sheets -
                           June 30, 1999 and 1998

                  Consolidated Statements of Cash Flows -
                           Years ended June 30, 1999, 1998, 1997

                  Consolidated Statements of Shareholders' Equity -
                           Years ended June 30, 1999, 1998, 1997

                  Notes to Consolidated Financial Statements

                  Report of Independent Public Accountants

    (2) Financial Statement Schedules:

         The following financial statement schedule is included in Exhibit B.

                  II - Valuation and Qualifying Accounts -
                           Years ended June 30, 1999, 1998, 1997

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

(b)      Reports on Form 8-K: Not applicable.

(c)      Exhibits:

 EXHIBIT
 NUMBER                               DESCRIPTION OF DOCUMENT
--------                              -----------------------
3.1      Form of Amended and Restated Certificate of Incorporation of the
         Registrant, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997 (SEC File
         No. 000-23483), as previously filed with the Securities and Exchange
         Commission.
3.2      Amendment to Certificate of Incorporation, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
3.3      Amended and Restated Bylaws, incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
3.4      Form of Certificate of Designation of the Series A Preferred Stock,
         incorporated by reference to the Company's Quarterly Report on Form
         10-Q for the quarterly period ended December 25, 1997 (SEC File No.
         000-23483), as previously filed with the Securities and Exchange
         Commission.
4.1      Form of Preferred Stock Certificate, incorporated by reference to the
         Company's Registration Statement on Form S-1 (SEC File No. 333-37335)
         and amendments thereto, as previously filed with the Securities and
         Exchange Commission.
4.2      Indenture (including Form of Note), incorporated by reference to the
         Company's Quarterly Report on Form 10-Q for the quarterly period ended
         December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
4.3      Warrant Agreement (including Form of Warrant), incorporated by reference to the Company's Quarterly
         Report on Form 10-Q for the quarterly period ended December 25, 1997
         (SEC File No. 000-23483), as previously filed with the Securities and
         Exchange Commission.
10.1     Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of December 24, 1997, incorporated by reference to the Company's
         Current Report on Form 8-K (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission on August 14, 1998.
10.2     First Amendment and Waiver to Second Amended And Restated Credit
         Agreement dated as of December 24, 1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.3     Second Amended and Restated Credit Agreement dated as of December 24,
         1997, incorporated by reference to the Company's Quarterly Report on
         Form 10-Q for the quarterly period ended December 25, 1997 (SEC File
         No. 000-23483), as previously filed with the Securities and Exchange
         Commission.
10.4     Amended and Restated credit Agreement dated as of February 20, 1997, incorporated by reference to the Company's Registration Statement on
         Form S-1 (SEC File No. 333-37335), as previously filed with the
         Securities and Exchange Commission.
10.5     Re-capitalization and Stock Purchase Agreement among the Registrant,
         Heller Equity Capital Corporation ("Heller"), M.F. Vukelich Co.,
         Michael F. Vukelich, Jerry Halamuda, Gary E. Mariani, Steven J.
         Bookspan, Richard E. George and KCSN Acquisition Company, L.P. dated as of December 31, 1996, incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.6     8% Subordinated Convertible Note issued to Heller, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File
         No. 333-37335), as previously filed with the Securities and Exchange
         Commission.
10.7     Put/Call Option Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
         File No. 333-37335), as previously filed with the Securities and
         Exchange Commission.


 EXHIBIT
 NUMBER                               DESCRIPTION OF DOCUMENT
--------                              -----------------------
10.8     Stockholders Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File
         No. 333-37335), as previously filed with the Securities and Exchange
         Commission.
10.9     Employee Stockholders Agreement dated as of June 1, 1997, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
         File No. 333-37335), as previously filed with the Securities and
         Exchange Commission.
10.10    Employment Agreement with Michael F. Vukelich dated as of December 31,
         1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the
         Securities and Exchange Commission.
10.11    Employment Agreement with Jerry L. Halamuda dated as of December 31,
         1996. incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the
         Securities and Exchange Commission.
10.12    1996 Stock Incentive Plan incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.13    1997 Stock Incentive Plan incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.14    Special Stock Option Plan incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.15    Form of Stock Purchase Option incorporated by reference to the
         Company's Registration Statement on Form S-1 (SEC File No. 333-37335),
         as previously filed with the Securities and Exchange Commission.
10.16    Fee Agreement dated as of December 31, 1996 between Registrant and
         Kohlberg Company, LLC incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.17    Merger Agreement dated as of February 20, 1997 for the acquisition of
         Lone Star Growers Co. incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.18    Real Property Lease between M.F. Vukelich Co. and the Registrant dated
         December 1, 1995, incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.19    Real Property Lease between Michael F. Vukelich as Guardian for Trisha
         Vukelich and the Registrant dated as of December 31, 1995, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
         File No. 333-37335), as previously filed with the Securities and
         Exchange Commission.
10.20    Asset Purchase Agreement dated as of March 14, 1997 between Color Spot
         Christmas Trees, Inc. and Signature Trees, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No.
         333-37335), as previously filed with the Securities and Exchange
         Commission.
10.21    9% Subordinated Promissory Note issued to Oda Nursery, Inc.
         incorporated by reference to the Company's Registration Statement on
         Form S-1 (SEC File No. 333-37335), as previously filed with the
         Securities and Exchange Commission.
10.22    Stockholders Repurchase Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on
         Form S-1 (SEC File No. 333-37335), as previously filed with the
         Securities and Exchange Commission.
10.23    Amended and Restated Employment Agreement dated as of July 30, 1998 with Boligala Raju, incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended


 EXHIBIT
 NUMBER                               DESCRIPTION OF DOCUMENT
--------                              -----------------------
         March 25, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.24    1998 Employees Stockholders Agreement incorporated by reference to the
         Company's Form 10-K for the year ended June 30, 1998 (SEC File No.
         000-23483), as previously filed with the Securities and Exchange
         Commission.
10.25    Loan and Security Agreement dated as of October 15, 1998, with Fleet
         Capital Corporation as agent, incorporated by reference to the
         Company's Form 10-K for the year ended June 30, 1998 (SEC File No.
         000-23483), as previously filed with the Securities and Exchange
         Commission.
10.26    Subordination Agreement dated as of October 15, 1998, between Heller,
         Fleet Capital Corporation, as agent, and the Registrant, incorporated by reference to the Company's Form 10-K for the year ended June 30,
         1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.27    Employment Agreement with Richard E. Parker dated as of June 10, 1999.
10.28    Employment Agreement with Joseph P. O'Neill dated as of June 10, 1999.
10.29    Amendment to Employment Agreement with Michael F. Vukelich, dated June
         10, 1999.
11.1     Computations of Earnings Per Share -- See Note 15 to the Notes to
         Consolidated Financial Statements.
12.1     Computation of Ratio of Earnings to Fixed Charges.
21.1     Subsidiaries of the Registrant incorporated by reference to the
         Company's Registration Statement on Form S-1 (SEC File No. 333-37335),
         as previously filed with the Securities and Exchange Commission.
27.1     Financial Data Schedule.

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  September 27, 1999

                                 COLOR SPOT NURSERIES, INC.
                                 a Delaware corporation

                                 By:     /s/ Richard E. Parker
                                     -----------------------------------------
                                 Name:    Richard E. Parker
                                 Title:   Chief Executive Officer and Director
                                          (PRINCIPAL EXECUTIVE OFFICER)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

                 NAME                                    TITLE                                 DATE
                 ----                                    -----                                 ----
         /s/ Richard E. Parker           Chief Executive Officer and Director           September 27, 1999
         ---------------------           (PRINCIPAL EXECUTIVE OFFICER)
           Richard E. Parker

         /s/ Joseph P. O'Neill           Executive Vice President and                   September 27, 1999
         ---------------------           Chief Financial Officer (PRINCIPAL
           Joseph P. O'Neill             FINANCIAL OFFICER AND PRINCIPAL
                                         ACCOUNTING OFFICER)

        /s/ Michael F. Vukelich          Chairman of the Board                          September 27, 1999
        -----------------------
          Michael F. Vukelich

           /s/ Boligala Raju             President, Chief Operating Officer             September 27, 1999
           -----------------             and Director
             Boligala Raju

         /s/ Jerry L. Halamuda           Director                                       September 27, 1999
         ---------------------
           Jerry L. Halamuda

          /s/ Marion Antonini            Director                                       September 27, 1999
         ---------------------
            Marion Antonini

         /s/ Ranjit S. Bhonsle           Director                                       September 27, 1999
         ---------------------
           Ranjit S. Bhonsle

         /s/ George T. Brophy            Director                                       September 27, 1999
         --------------------
           George T. Brophy

       /s/ William F. Dordelman          Director                                       September 27, 1999
       ------------------------
         William F. Dordelman



         /s/ Samuel P. Frieder           Director                                       September 27, 1999
         ---------------------
           Samuel P. Frieder

         /s/ Richard E. George           Director                                       September 27, 1999
         ---------------------
           Richard E. George

        /s/ James A. Kohlberg            Director                                       September 27, 1999
        ----------------------
           James A. Kohlberg

          /s/ Gary E. Mariani            Director                                       September 27, 1999
          -------------------
            Gary E. Mariani

        /s/ A. Stephen Diamond           Director                                       September 27, 1999
        ----------------------
          A. Stephen Diamond

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
3.1      Form of Amended and Restated Certificate of Incorporation of the
         Registrant, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997 (SEC File
         No. 000-23483), as previously filed with the Securities and Exchange
         Commission.
3.2      Amendment to Certificate of Incorporation, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
3.3      Amended and Restated Bylaws, incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
3.4      Form of Certificate of Designation of the Series A Preferred Stock,
         incorporated by reference to the Company's Quarterly Report on Form
         10-Q for the quarterly period ended December 25, 1997 (SEC File No.
         000-23483), as previously filed with the Securities and Exchange
         Commission.
4.1      Form of Preferred Stock Certificate, incorporated by reference to the
         Company's Registration Statement on Form S-1 (SEC File No. 333-37335)
         and amendments thereto, as previously filed with the Securities and
         Exchange Commission.
4.2      Indenture (including Form of Note), incorporated by reference to the
         Company's Quarterly Report on Form 10-Q for the quarterly period ended
         December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
4.3      Warrant Agreement (including Form of Warrant), incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
         quarterly period ended December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.1     Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of December 24, 1997, incorporated by reference to the Company's
         Current Report on Form 8-K (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission on August 14, 1998.
10.2     First Amendment and Waiver to Second Amended And Restated Credit
         Agreement dated as of December 24, 1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.3     Second Amended and Restated Credit Agreement dated as of December 24,
         1997, incorporated by reference to the Company's Quarterly Report on
         Form 10-Q for the quarterly period ended December 25, 1997 (SEC File
         No. 000-23483), as previously filed with the Securities and Exchange
         Commission.
10.4     Amended and Restated credit Agreement dated as of February 20, 1997, incorporated by reference to the Company's Registration Statement on
         Form S-1 (SEC File No. 333-37335), as previously filed with the
         Securities and Exchange Commission.
10.5     Recapitalization and Stock Purchase Agreement among the Registrant,
         Heller Equity Capital Corporation ("Heller"), M.F. Vukelich Co.,
         Michael F. Vukelich, Jerry Halamuda, Gary E. Mariani, Steven J.
         Bookspan, Richard E. George and KCSN Acquisition Company, L.P. dated as of December 31, 1996, incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.6     8% Subordinated Convertible Note issued to Heller, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File
         No. 333-37335), as previously filed with the Securities and Exchange
         Commission.
10.7     Put/Call Option Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
         File No. 333-37335), as previously filed with the Securities and
         Exchange Commission.


EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
10.8     Stockholders Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File
         No. 333-37335), as previously filed with the Securities and Exchange
         Commission.
10.9     Employee Stockholders Agreement dated as of June 1, 1997, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
         File No. 333-37335), as previously filed with the Securities and
         Exchange Commission.
10.10    Employment Agreement with Michael F. Vukelich dated as of December 31,
         1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the
         Securities and Exchange Commission.
10.11    Employment Agreement with Jerry L. Halamuda dated as of December 31,
         1996. incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the
         Securities and Exchange Commission.
10.12    1996 Stock Incentive Plan incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.13    1997 Stock Incentive Plan incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.14    Special Stock Option Plan incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.15    Form of Stock Purchase Option incorporated by reference to the
         Company's Registration Statement on Form S-1 (SEC File No. 333-37335),
         as previously filed with the Securities and Exchange Commission.
10.16    Fee Agreement dated as of December 31, 1996 between Registrant and
         Kohlberg Company, LLC incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.17    Merger Agreement dated as of February 20, 1997 for the acquisition of
         Lone Star Growers Co. incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.18    Real Property Lease between M.F. Vukelich Co. and the Registrant dated
         December 1, 1995, incorporated by reference to the Company's
         Registration Statement on Form S-1 (SEC File No. 333-37335), as
         previously filed with the Securities and Exchange Commission.
10.19    Real Property Lease between Michael F. Vukelich as Guardian for Trisha
         Vukelich and the Registrant dated as of December 31, 1995, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
         File No. 333-37335), as previously filed with the Securities and
         Exchange Commission.
10.20    Asset Purchase Agreement dated as of March 14, 1997 between Color Spot
         Christmas Trees, Inc. and Signature Trees, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No.
         333-37335), as previously filed with the Securities and Exchange
         Commission.
10.21    9% Subordinated Promissory Note issued to Oda Nursery, Inc.
         incorporated by reference to the Company's Registration Statement on
         Form S-1 (SEC File No. 333-37335), as previously filed with the
         Securities and Exchange Commission.
10.22    Stockholders Repurchase Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on
         Form S-1 (SEC File No. 333-37335), as previously filed with the
         Securities and Exchange Commission.
10.23    Amended and Restated Employment Agreement dated as of July 30, 1998 with Boligala Raju, incorporated by reference to the Company's
         Quarterly Report on Form 10-Q for the quarterly period


EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
         ended March 25, 1999 (SEC File No. 000-23483) as previously filed with the Securities & Exchange Commission.
10.24    1998 Employees Stockholders Agreement incorporated by reference to the
         Company's Form 10-K for the year ended June 30, 1998 (SEC File No.
         000-23483), as previously filed with the Securities and Exchange
         Commission.
10.25    Loan and Security Agreement dated as of October 15, 1998, with Fleet
         Capital Corporation as agent, incorporated by reference to the
         Company's Form 10-K for the year ended June 30, 1998 (SEC File No.
         000-23483), as previously filed with the Securities and Exchange
         Commission.
10.26    Subordination Agreement dated as of October 15, 1998, between Heller,
         Fleet Capital Corporation, as agent, and the Registrant, incorporated by reference to the Company's Form 10-K for the year ended June 30,
         1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.27    Employment Agreement with Richard E. Parker dated as of June 10, 1999.
10.28    Employment Agreement with Joseph P. O'Neill dated as of June 10, 1999.
10.29    Amendment to Employment Agreement with Michael F. Vukelich, dated June
         10, 1999.
11.1     Computations of Earnings Per Share -- See Note 15 to the Notes to
         Consolidated Financial Statements.
12.1     Computation of Ratio of Earnings to Fixed Charges.
21.1     Subsidiaries of the Registrant incorporated by reference to the
         Company's Registration Statement on Form S-1 (SEC File No. 333-37335),
         as previously filed with the Securities and Exchange Commission.
27.1     Financial Data Schedule.

Appendix A

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Color Spot Nurseries, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Color Spot Nurseries, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Color Spot Nurseries, Inc. and Subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years ended June 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

      As explained in Note 8 to the financial statements, effective July 1, 1998, the Company changed its method of accounting for organization costs in accordance with the AICPA's Statement of Position 98-5, "Reporting on Costs of Start-up Activities".

/s/ Arthur Andersen LLP

San Francisco, California
August 23, 1999

                  COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         June 30,      June 30,
                                                                           1999          1998
                                                                         --------      --------
                                 ASSETS

CURRENT ASSETS:
  Cash                                                                   $  1,420      $  2,244
  Accounts receivable, net of allowances of $1,854 and $3,084,
    respectively                                                           19,956        28,463
  Inventories, net                                                         33,075        42,306
  Prepaid expenses and other                                                  723         1,803
                                                                         --------      --------
    Total current assets                                                   55,174        74,816

CHRISTMAS TREE INVENTORIES                                                  4,749         3,607
PROPERTY, PLANT AND EQUIPMENT, net                                         50,199        54,197
ASSETS HELD FOR SALE                                                          696             -
INTANGIBLE ASSETS, net                                                     50,898        56,117
DEFERRED INCOME TAXES                                                      18,788        20,167
NOTES RECEIVABLE AND OTHER ASSETS                                           1,250         1,446
                                                                         --------      --------
    Total assets                                                         $181,754      $210,350
                                                                         --------      --------
                                                                         --------      --------
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                       $  5,188      $ 16,305
  Accrued liabilities                                                      16,176        14,404
  Dividends payable to stockholders                                           257           232
  Deferred income taxes                                                    12,541        16,013
  Current maturities of long-term debt                                        828         1,053
                                                                         --------      --------
    Total current liabilities                                              34,990        48,007

LONG-TERM DEBT                                                            123,413       135,044
                                                                         --------      --------
    Total liabilities                                                     158,403       183,051
                                                                         --------      --------

SERIES A PREFERRED STOCK, REDEEMABLE, $0.01 par value, 100,000 shares authorized, 48,298 and 42,504 shares issued and outstanding,
  respectively                                                             39,151        32,524
REDEEMABLE COMMON STOCK, $0.001 par value, 1,143,339 and 1,163,550
  shares issued and outstanding, respectively                               2,689         2,266
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $0.01 par value, 4,900,000 shares authorized, no
    shares issued and outstanding                                               -             -
  Common stock, $0.001 par value, 50,000,000 shares authorized,
    5,811,468 and 5,773,518 shares issued and outstanding, respectively        12            12
  Additional paid-in capital                                               51,358        50,975
  Treasury stock, 6,220,439 and 6,200,228 shares, respectively            (45,633)      (45,488)
  Warrants, 825,000 exercisable at $0.01 per share                          8,250         8,250
  Accumulated deficit                                                     (32,476)      (21,240)
                                                                         --------      --------
    Total stockholders' deficit                                           (18,489)       (7,491)
                                                                         --------      --------
    Total liabilities and stockholders' deficit                          $181,754      $210,350
                                                                         --------      --------
                                                                         --------      --------

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                  COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      YEARS ENDED JUNE 30,
                                                              1999           1998            1997
                                                           ----------     ----------      ----------
NET SALES                                                  $  206,076     $  187,731      $  113,400
COST OF SALES                                                 117,793        136,214          64,026
                                                           ----------     ----------      ----------
    Gross profit                                               88,283         51,517          49,374

SALES, MARKETING AND DELIVERY EXPENSES                         46,252         50,033          31,168
GENERAL AND ADMINISTRATIVE EXPENSES                            25,610         13,338           7,300
AMORTIZATION OF INTANGIBLE ASSETS                               1,727          2,308             990
TERMINATION OF MANAGEMENT FEE AND OTHER                             -          2,400               -
                                                           ----------     ----------      ----------
    Income (loss) from operations                              14,694        (16,562)          9,916

INTEREST EXPENSE                                               16,464         13,405           4,179
OTHER (INCOME) EXPENSE, NET                                       355           (285)           (148)
                                                           ----------     ----------      ----------

    Income (loss) before income taxes, cumulative effect
      of change in accounting principle and extraordinary
      loss                                                     (2,125)       (29,682)          5,885

INCOME TAX (PROVISION) BENEFIT                                    727         10,514          (2,830)
                                                           ----------     ----------      ----------
    Income (loss) before cumulative effect of change in
      accounting principle and extraordinary loss              (1,398)       (19,168)          3,055

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net
  of tax benefit                                                1,718              -               -

EXTRAORDINARY LOSS, net of tax benefit                          1,018          2,792             215
                                                           ----------     ----------      ----------
    Net income (loss)                                          (4,134)       (21,960)          2,840

SERIES A PREFERRED STOCK DIVIDENDS/ACCRETION                    7,102          3,148               -
                                                           ----------     ----------      ----------
    Net income (loss) applicable to common stock           $  (11,236)    $  (25,108)     $    2,840
                                                           ----------     ----------      ----------
                                                           ----------     ----------      ----------

Basic income (loss) per common share:
  Income (loss) before cumulative effect of change in
    accounting principle and extraordinary loss            $    (1.22)    $    (3.25)     $     0.49
  Cumulative effect of change in accounting principle      $    (0.25)    $        -               -
  Extraordinary loss                                       $    (0.15)    $    (0.40)          (0.03)
                                                           ----------     ----------      ----------
    Total                                                  $    (1.62)    $    (3.65)     $     0.46
                                                           ----------     ----------      ----------
                                                           ----------     ----------      ----------

Shares used in per share calculation                        6,941,022      6,874,416       6,208,735
                                                           ----------     ----------      ----------
                                                           ----------     ----------      ----------

Diluted income (loss) per common share:
  Income (loss) before cumulative effect of change in
    accounting principle and extraordinary loss            $    (1.22)    $    (3.25)     $     0.45
  Cumulative effect of change in accounting principle      $    (0.25)    $        -               -
  Extraordinary loss                                       $    (0.15)    $    (0.40)          (0.03)
                                                           ----------     ----------      ----------
    Total                                                  $    (1.62)    $    (3.65)     $     0.42
                                                           ----------     ----------      ----------
                                                           ----------     ----------      ----------

Shares used in per share calculation                        6,941,022      6,874,416       6,818,031
                                                           ----------     ----------      ----------
                                                           ----------     ----------      ----------


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                  COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                     (IN THOUSANDS, EXCEPT COMMON SHARES)


                                                                                        Retained        Total
                                                   Additional                           Earnings    Stockholders'
                                Common     Common   Paid-In     Treasury              (Accumulated      Equity     Comprehensive
                                Shares     Stock    Capital      Stock      Warrants    Deficit)      (Deficit)    Income/(Loss)
                              ----------   ------  ----------   --------    --------  ------------  -------------  -------------
Balance, June 30, 1996         6,725,350   $  97    $ 9,650     $   -        $  -       $  2,788      $ 12,535       $   -

Recapitalization:
  Issuance of common stock     3,566,173      52     22,273         -           -           -           22,325           -
  Repurchase of common stock  (6,164,034)    -         -         (45,228)       -           -          (45,228)          -
  Dividends                       -          -         -            -           -         (1,520)       (1,520)          -
  Transfer to redeemable
    common stock              (1,199,744)    (17)    (2,045)        -           -           -           (2,062)          -
Issuance of common stock:
  Existing shareholders and
    management                 1,741,602      25     12,075         -           -           -           12,100           -
  Acquisition of businesses      351,771       5      2,519         -           -           -            2,524           -
Tax benefit from exercise of
  stock options                   -          -          561         -           -           -              561           -
Net income                        -          -         -            -           -          2,840         2,840          2,840
                              ----------   -----    -------     --------     ------     --------      --------       --------
Balance, June 30, 1997         5,021,118     162     45,033      (45,228)       -          4,108         4,075       $  2,840
                                                                                                                     --------
                                                                                                                     --------
Issuance of common stock:
  Existing shareholders and
    management                   713,196       7      5,123         -           -           -            5,130           -
  Acquisition of businesses       39,204       1        625         -           -           -              626           -
Issuance of warrants                -        -         -            -         8,250         -            8,250           -
Purchase of redeemable common
  stock, net                        -        -           36         (260)       -           -             (224)          -
Accretion of redeemable common
  stock                             -        -         -            -           -           (240)         (240)          -
Accretion of Series A
  preferred stock                   -        -         -            -           -           (410)         (410)          -
Par value adjustment                -       (158)       158         -           -           -             -              -
Series A Preferred stock
  dividends                         -        -         -            -           -         (2,738)       (2,738)          -
Net loss                            -        -         -            -           -        (21,960)      (21,960)       (21,960)
                              ----------   -----    -------     --------     ------     --------      --------       --------
Balance, June 30, 1998         5,773,518      12     50,975      (45,488)     8,250      (21,240)       (7,491)      $(21,960)
                                                                                                                     --------
                                                                                                                     --------

Accretion of Series A
  preferred stock                   -        -         -            -           -           (833)         (833)          -
Accretion of redeemable
  common stock                      -        -         -            -           -           (443)         (443)          -
Exercise of stock options         37,950     -           54         -           -           -               54           -
Series A preferred stock
  dividends                         -        -         -            -           -         (5,826)       (5,826)          -
Other                               -        -          329         (145)       -           -              184           -
Net loss                            -        -         -            -           -         (4,134)       (4,134)        (4,134)
                              ----------   -----    -------     --------     ------     --------      --------       --------
Balance, June 30, 1999         5,811,468   $  12    $51,358     $(45,633)    $8,250     $(32,476)     $(18,489)      $ (4,134)
                              ----------   -----    -------     --------     ------     --------      --------       --------
                              ----------   -----    -------     --------     ------     --------      --------       --------


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                  COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                (IN THOUSANDS)


                                                      June 30,      June 30,     June 30,
                                                        1999          1998         1997
                                                      --------     ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $ (4,134)    $ (21,960)    $  2,840
  Adjustments to reconcile net income/(loss) to
    net cash provided by operating activities:
    Depreciation and amortization                        7,205         5,977        3,441
    Interest paid in kind                                  660           602          284
    Deferred income taxes                               (2,141)      (10,080)       2,631
    Cumulative effect of change in accounting
      principle                                          2,612             -            -
    Write-off of unamortized financing costs             1,547         2,792            -
    Changes in operating assets and liabilities,
      net of effect of acquired businesses:
      Decrease (increase) in accounts receivable         8,646          (984)      (9,435)
      Decrease (increase) in inventories                 9,231        (2,717)      (4,273)
      Decrease (increase) in prepaid expenses and
        other current assets                             1,080          (819)        (260)
      Increase in noncurrent Christmas tree
        inventory                                       (1,142)       (3,066)        (372)
      Decrease (increase) in other long-term assets          -            65         (396)
      Increase (decrease) in accounts payable          (11,117)        3,482          596
      Increase in accrued liabilities                    2,769           843        1,670
      Decrease in other liabilities                          -             -         (819)
                                                      --------     ---------     --------
          Net cash provided by (used in) operating
            activities                                  15,216       (25,865)      (4,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid in business acquisitions, net of cash
    acquired                                                 -       (40,539)     (52,069)
  Purchases of fixed assets                             (2,176)      (13,508)      (6,181)
  Proceeds from sale of fixed assets                         -             -           16
                                                      --------     ---------     --------
          Net cash used in investing activities         (2,176)      (54,047)     (58,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (payments) on cash overdraft                824          (787)       3,520
  Issuance of common stock                                   -         5,130       34,439
  Purchase of treasury stock                               (85)         (260)     (37,124)
  Financing and organizational costs                    (2,087)         (616)      (5,584)
  Issuance of preferred stock and warrants                   -        40,000            -
  Dividends paid                                             -             -         (614)
  Proceeds from borrowings                                   -       136,803       98,035
  Debt and stock issuance costs                              -        (8,051)           -
  Net borrowings under revolving line of credit         19,783        42,280        3,598
  Repayments on revolving line of credit               (31,338)      (30,347)           -
  Repayments of long-term debt                            (961)     (104,758)     (31,882)
                                                      --------     ---------     --------
          Net cash provided by (used in) financing
            activities                                 (13,864)       79,394       64,388
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                             (824)         (518)       2,061
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         2,244         2,762          701
                                                      --------     ---------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  1,420     $   2,244     $  2,762
                                                      --------     ---------     --------
                                                      --------     ---------     --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                          $ 14,679     $  11,725     $  3,876
                                                      --------     ---------     --------
                                                      --------     ---------     --------
    Income taxes                                      $     34     $       -     $      -
                                                      --------     ---------     --------
                                                      --------     ---------     --------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Stock issued for acquisitions                       $      -     $     626     $  2,524
                                                      --------     ---------     --------
                                                      --------     ---------     --------
  Issuance of notes payable in connection with
    acquisition                                       $      -     $   1,000     $      -
                                                      --------     ---------     --------
                                                      --------     ---------     --------
  Issuance of notes receivable in connection with
    asset sale                                        $      -     $       -     $  1,170
                                                      --------     ---------     --------
                                                      --------     ---------     --------
  Issuance of notes payable in connection with
    treasury stock purchase                           $      -     $       -     $  7,100
                                                      --------     ---------     --------
                                                      --------     ---------     --------
  Series A Preferred Stock dividends/Stock accretion  $  7,102     $   2,738     $      -
                                                      --------     ---------     --------
                                                      --------     ---------     --------


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                  COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION, OPERATIONS, AND SIGNIFICANT EVENTS

OPERATIONS

         The Company is a producer and distributor of packaged bedding plants and flowers, groundcover, ornamental plants and shrubs, and commencing in 1997, Christmas trees. As of June 30, 1999, the Company operates 17 production facilities located in 5 states. In addition, the Company owns or leases growing fields for Christmas trees in Oregon, Michigan, North Carolina, and Tennessee. The Company sells primarily to general merchandise stores, home improvement stores, retail garden stores and commercial landscapers, located predominantly in California, Texas and other western states.

         In fiscal 1999, in order to improve its operating results the Company hired several new executives with significant operating experience to bolster its current management team. The new management team redesigned the Company's organizational structure and quickly implemented measures designed to improve production, distribution and selling efficiencies and reduce product returns and shrink. One of the tactical initiatives implemented by management has been to adjust the production planning process to better match supply and demand and limit excess inventory while maintaining high quality customer service. This production change has resulted in reduced strategic overproduction and consequently, less shrink (i.e., write-off of unsaleable excess inventory). In connection with the new management team's review of the Company's operations, the Company recorded a pre-tax charge of $3.7 million related to closure or modification to certain facilities, employee severance and relocation and other consulting costs. This charge has been recorded in general and administrative expense.

         The Company's fiscal 1998 operating results were adversely impacted by the severe weather associated with El Nino, and inventory overproduction that resulted in significant write-off of unsaleable excess product. As a result, for the fiscal year ended June 30, 1998, the Company reported a net loss before income taxes and extraordinary items of $29.7 million and used $25.9 million of cash in operating activities. Consequently, the Company was not in compliance with certain financial covenants on its revolving credit facility at March 26, 1998 and June 30, 1998, but a waiver was obtained from the banks for the violations.

         On October 15, 1998, the Company entered into a new three-year loan agreement providing up to $70.0 million of availability. In connection with this loan agreement, the Company's existing revolving credit facility was repaid in full and the revolving credit facility, the associated acquisition term loan facility and supplemental line were terminated. The Company recorded a $1.0 million non-cash extraordinary charge, net of tax benefit, related to the write-off of unamortized financing costs associated with the terminated facilities in its second fiscal quarter of 1999 (see Note 11 -
Debt).

         Although the accompanying financial statements have been prepared contemplating the realization of all recorded assets, including intangible assets and deferred tax assets of $50.9 million and $18.8 million, respectively, and the satisfaction of liabilities in the normal course of business, the Company must generate sufficient cash flow to meet its obligations as they come due, comply with the terms of its new credit facilities, including attaining its financial covenants, and ultimately attain profitability and achieve its other business objectives or there will be a material adverse impact on the Company's business, financial position and results of operations. No assurance can be provided that the Company will be able to attain profitability or achieve its business objectives.

LEVERAGE AND FINANCING

          As of June 30, 1998, the Company had $135.0 million of consolidated long-term indebtedness and an accumulated deficit of $7.5 million. Simultaneously with the completion of the 1997 Offerings, the Company entered into a new loan agreement with a number of banking institutions, led by Credit Agricole Indosuez. As of June 30, 1998, the Company was in default on the new loan agreement and its ability to borrow an additional $110 million under the new loan agreement was suspended indefinitely. Although the Company succeeded in refinancing the debt on October 15, 1998, there can be no assurance that the Company will be able to generate sufficient cash flows and financial goals to comply with debt covenants in the future. As of June 30, 1999, the Company had $123.4 million of long-term indebtedness and an accumulated deficit of $18.5 million. The Company is highly leveraged.

         The Company may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing its indebtedness and capital stock. Accordingly, the Company has significant debt service obligations. The Company's debt service obligations will have important consequences to holders of the Notes, the Series A Preferred Stock, the Common Stock and the Warrants (see Notes 11, 13, and 14), including the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for operations, acquisitions, future business opportunities and other purposes and increasing the Company's vulnerability to adverse general economic and industry conditions; (ii) the Company's leveraged position may increase its vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in the new loan agreement (see Note 11), the indenture and the certificate of designation for the Series A Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

         The Company's ability to make scheduled principal and interest payments or to refinance its indebtedness to pay dividends and make redemption payments on the Series A Preferred Stock and to pay dividends on the Common Stock depends on future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond its control. There can be no assurance that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, pay dividends, make redemption payments and fund necessary capital expenditures. If unable to do so, the Company may be required to refinance all or a portion of its existing debt including the Notes, sell assets or obtain additional financing. There can be no assurance that any such refinancing or that any such sale of assets or additional financing would be possible on terms reasonably favorable to the Company, or at all. In addition, unforeseen problems, delays, expenses and difficulties as well as changes in economic and regulatory or competitive conditions may lead to cost increases that would make the Company's current cash flow and borrowings under the new loan agreement insufficient to meet the Company' capital needs.

         The new loan agreement restricts, among other things, the Company's ability to incur additional indebtedness, incur liens, pay or declare dividends, enter into any transaction not in its usual course of business, guarantee or otherwise become in any way liable with respect to the obligations of another party or entity, merge or consolidate with another person, or sell or transfer any collateral (except for the sale of inventory in the ordinary course of the Company's business). A breach of any of these covenants could result in a default under the new loan agreement. Upon the occurrence of an Event of Default (as defined in the new loan agreement), the lenders could elect to declare all amounts outstanding under the new loan agreement, together with accrued interest, to be immediately due and payable. If the Company were unable to pay those amounts the lenders could proceed against the collateral granted to them to secure that indebtedness. If the new loan agreement indebtedness were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay the indebtedness in full and other indebtedness of the Company. Substantially all of the assets of the Company have been pledged as security under the new loan agreement. The restrictions described above, in combination with the leveraged nature of the Company, may limit the Company's ability to obtain financing in the future or may otherwise restrict corporate activities.

BASIS OF PRESENTATION AND RECAPTALIZATION

         The consolidated balance sheets as of June 30, 1999 and 1998, and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1999, 1998 and 1997, include the accounts of Color Spot Nurseries, Inc., a Delaware corporation ("Color Spot"), and its wholly owned subsidiaries (collectively referred to as the "Company"). On December 31, 1996, KCSN Acquisition Corporation, L.P. ("KCSN"), a partnership controlled by Kohlberg & Company, LLC ("Kohlberg") and unrelated to the Company, acquired control of the Company through a series of stock transactions accounted for as a recapitalization. In connection with the recapitalization, CSN borrowed $37.3 million, purchased 6,164,034 shares of its common stock at $7.17 per share, including all shares owned by Heller, which controlled the Company at the time, and certain shares owned by management ($37.1 million in cash and a $7.1 million, 8.0% subordinated convertible note), sold 3,566,173 shares of stock to KCSN and certain members of management for $7.17 per share ($22.3 million) and repaid $14.1 million of its prior indebtedness. In addition, transaction fees of $2.9 million were paid and recorded as a reduction of capital, $1 million of financing fees were paid and recorded as loan fees on the balance sheet, an aggregate dividend to stockholders of record prior to the recapitalization of $1.5 million was declared to the existing stockholders immediately prior to the recapitalization and a prepayment penalty of $415,000 was incurred in connection with the early extinguishment of debt.

OFFERINGS

         In December 1997, the Company sold $100 million of 10 1/2% Senior Subordinated Notes and 40,000 units each consisting of one share of 13%
Series A Cumulative Preferred Stock and 825,000 warrants each representing the right to purchase one share of the Company's common stock for $0.01 each. The Company raised $133.5 million net of fees and expenses, from these offerings which it used to repay existing indebtedness. Further information on the Notes and Series A Preferred Stock and Warrants is discussed at Notes 11 and 14, respectively.

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

INTANGIBLE ASSETS

         Amortization is computed on a straight-line basis over the shorter of estimated useful lives or contract periods. The following useful lives are used for recognizing amortization expense:


         INTANGIBLE CATEGORY                                           ESTIMATED USEFUL LIFE
         -------------------                                           ---------------------
         Goodwill                                                            40 years
         Noncompete agreements                                                5 years
         Financing costs                                                      3 years


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

REDEEMABLE SERIES A PREFERRED STOCK AND WARRANTS

         The Company is required to redeem all outstanding shares of Series A Preferred Stock at a price equal to the liquidation preference (see Note 14), plus accrued and unpaid dividends, if any, at December 15, 2008. The Series A Preferred Stock may be redeemable in whole or in part, at the Company's option on or after December 15, 2002 at specified redemption prices. The difference between the carrying amount and redemption amount is accreted over eleven years (the period from the date of issuance to the date of mandatory redemption). As a result of the mandatory redemption feature, redeemable Preferred Stock is classified outside of stockholders' equity.

         Warrants are recorded at their estimate of fair value on the date of issuance.

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

         In order to decrease its exposure to unfavorable interest rate movements, the Company may from time to time, purchase interest rate protection agreements to cap the interest rates on its floating rate obligations. The purchase price of the interest rate protection agreements is capitalized and amortized over the life of the agreement. Amortization of the purchase price is charged to interest expense. Subsequent to purchase, the Company does not have any cash requirements related to its interest rate cap agreements. If interest rates exceed the interest rate on the interest rate protection agreement, the Company's counterparty will pay the Company the differential between the interest due on a floating basis and the interest due on the fixed basis. Payments made by the Company's counterparties are recorded as a reduction of interest expense in the period earned (see Note 11).

REVENUE RECOGNITION

         Revenue is recognized when products are shipped to the customer. Sales returns and allowances are estimated and recorded as a charge against revenue in the period in which the related sales are recognized.

INCOME TAXES

         Income taxes are recognized utilizing the asset and liability method under which deferred income taxes are recognized for the consequences of temporary differences by applying currently enacted statutory rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

EARNINGS PER SHARE

         Basic earnings per share was calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the impact of common stock options, warrants outstanding and other convertible securities, if dilutive. Earnings per share and all share data for all periods presented reflect the Company's 0.69-for-one reverse stock split, which occurred in December 1997.

ASSET IMPAIRMENT

         Long-lived assets, certain identifiable intangible assets and goodwill will be reviewed for impairment when expected future undiscounted cash flows are less than the carrying value of the asset. No charges were recorded pursuant to this statement in fiscal 1999, 1998 or 1997, (see Note 1).

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company has adopted the disclosure provisions of SFAS 123, and as permitted by the provisions therein continues to measure compensation costs related to stock option activities in accordance with APB 25.

COMPREHENSIVE INCOME AND SEGMENTS

         In 1997, the FASB issued Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and
Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). In 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In 1999, the FASB issued Statement of Financial Accounting Standards No. 137, deferring the effection date of SFAS No. 133. SFAS 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the manner in which management organizes segments within a company for making operating decisions and assessing performance. The management approach replaces the notion of industry and geographic segments. The Company adopted SFAS 130 in fiscal 1999 and has concluded that it operates in one segment. SFAS 133 establishes a new accounting model for derivative instruments and hedging activities. The Company will adopt SFAS 133 in fiscal year 2002. The Company believes adoption of SFAS 133 will not significantly affect the Company's financial position, results of operations or financial statement presentation.

3.  CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. The Company sells primarily on 10-day and 30-day terms, performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable because the majority of its customers are large, established retail customers with operations throughout the United States. Most of the Company's sales are in California and Texas. The Company maintains an allowance for potential credit losses. For the periods ended June 30, 1999, 1998, and 1997, sales to the eight largest customers constituted 70%, 71%, and 75% of net sales, respectively. Sales to the Company's largest customer constituted 37%, 35%, and 39% of net sales in these respective periods. Accounts receivable balances generally reflect the net sales percentages for the Company's largest customers. Because of the credit worthiness of its largest customers, the Company believes its credit risk is mitigated. The loss of, or reduction in orders from, any major retail customer could have a material adverse effect on the Company.

4.  INVENTORIES

         Inventories at June 30, 1999 and 1998, consisted of the following (in thousands):

                                                                             1999           1998
                                                                          -------------------------
      Current:
         Outdoor flowers and vegetable plants                               $33,159        $39,764
         Raw materials and supplies                                           2,471          7,565
         Inventory reserve                                                  (2,555)        (5,023)
                                                                          -------------------------
              Total current inventories                                      33,075         42,306
      Noncurrent:
         Christmas tree inventories                                           4,749          3,607
                                                                          -------------------------
              Total inventories, net                                        $37,824        $45,913
                                                                          -------------------------
                                                                          -------------------------

5.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of June 30, 1999 and 1998, consisted of the following (in thousands):

                                                                             1999           1998
                                                                          -------------------------
      Land and land improvements                                           $  9,377        $10,047
      Greenhouses and buildings                                              24,817         21,157
      Furniture and fixtures                                                  5,045          4,593
      Machinery and equipment                                                17,150         16,333
      Leasehold improvements                                                  5,713          5,356
      Assets under capital leases                                             1,018          1,068
      Construction in progress                                                  -            2,721
                                                                          -------------------------
                                                                             63,120         61,275
      Less: Accumulated depreciation                                       (12,921)        (7,078)
                                                                          -------------------------
              Total property, plant and equipment, net                     $ 50,199       $ 54,197
                                                                          -------------------------
                                                                          -------------------------

         Depreciation expense for the periods ended June 30, 1999, 1998 and 1997 was $5.5 million, $3.7 million and $2.3 million, respectively. Greenhouses with an original cost of $7.9 million and $7.7 million at June 30, 1999 and 1998, respectively, are in service on property leased by the Company under operating lease agreements.

6.  ASSETS HELD FOR SALE

         Assets held for sale as of June 30, 1999 consists of land at two facilities that the Company plans to dispose of during fiscal 2000. The land at these two locations was identified during the new management team's review of the Company's operations as excess capacity. The carrying value of this land is lower than the anticipated sales price.

7.  NOTES RECEIVABLE

         Notes receivable primarily represent amounts due from third parties relating to land and investment assets acquired and later sold in connection with certain acquisitions. The assets were sold at their carrying values, therefore no gain or loss was recognized on the dispositions. The notes require monthly principal and interest payments ranging from $1,000 to $10,000 with interest rates ranging from 7.5% to 9.0%. Unpaid principal and interest are due between December 2001 and March 2007 and are secured by the underlying assets. The carrying amount of the notes receivable approximates fair value.

8.  INTANGIBLE ASSETS

         Intangible assets as of June 30, 1999 and 1998, consisted of the following (in thousands):


                                                                             1999           1998
                                                                          -------------------------
      Goodwill                                                              $47,517        $47,517
      Organization costs                                                       -             3,578
      Financing costs                                                         6,302          5,911
      Noncompete agreements                                                   1,694          1,694
      Other                                                                     916            911
                                                                          -------------------------
                                                                             56,429         59,611
      Less: Accumulated amortization                                        (5,531)        (3,494)
                                                                          -------------------------
              Total intangible assets, net                                  $50,898        $56,117
                                                                          -------------------------
                                                                          -------------------------


         In April 1998, the AICPA issued Statement of Position 98-5 "Reporting on Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires non-governmental entities to expense start-up costs, including organization costs, as incurred. The Company adopted SOP 98-5 on July 1, 1998 and recognized a $2.6 million non-cash, pre-tax charge ($1.7 million after tax benefit), which was accounted for as a change in accounting principle.

9.  ACQUISITIONS

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

         The purchase price, certain costs related to the acquisitions and the allocation of the purchase price to the underlying net assets acquired in the acquisitions during years ended June 30, 1998 and 1997 were as follows (in thousands):


                                                                        1997
                      --------------------------------------------------------------------------------------------------------
                         NAB                      Sunrise     Sunnyside     Lone Star
                       Nursery,        B&C        Growers,     Plants,       Growers       Signature       Hi-C
                         Inc.        Growers        Inc.         Inc.          Co.         Trees Co.      Nursery      Total
                      ---------     ---------    ---------    ----------    ----------     ---------     ---------    --------
Purchase price           1,782           935        2,416         3,270        37,305         3,175         3,536      52,419

Organization and
    financing costs        120           210          565           123         1,328           108           159       2,613
                      ---------     ---------    ---------    ----------    ----------     ---------     ---------    --------

Total purchase price     1,902         1,145        2,981         3,393        38,633         3,283         3,695      55,032

Less: Value assigned
    to assets and
    liabilities

Current assets             973           569          963         2,611        14,266           747         1,975      22,104
Long-term assets           785           693        2,212           932        14,763           288         2,028      21,701
Current liabilities      (783)         (146)        (194)         (761)       (4,656)          (48)       (1,593)     (8,181)
Long-term liabilities        -             -            -             -             -             -             -           -
Debt                         -         (181)            -             -       (5,000)         (137)             -     (5,318)
                      ---------     ---------    ---------    ----------    ----------     ---------     ---------    --------
                           975           935        2,981         2,782        19,373           850         2,410      30,306
                      ---------     ---------    ---------    ----------    ----------     ---------     ---------    --------
Goodwill                   927           210            -           611        19,260         2,433         1,285      24,726
                      ---------     ---------    ---------    ----------    ----------     ---------     ---------    --------



                                                                         1998
                         ----------------------------------------------------------------------------------------------------
                                        Peters'
                                       Wholesale         Wolfe                       Summersun
                          Plants,     Greenhouses,    Greenhouses       Cracon,      Greenhouse        ODA
                           Inc.           Inc.            LLC            Inc.         Company       Nurseries        Total
                         ---------    ------------    ------------     ---------    ------------    ----------     ----------
Purchase price              4,088           5,698           6,161         1,954            7,546       16,052         41,499

Organization and
    financing costs           223             394             413            91             286           479          1,886
                         ---------    ------------    ------------     ---------    ------------    ----------     ----------

Total purchase price        4,311           6,092           6,574         2,045           7,832        16,531         43,385

Less: Value assigned
    to assets and
    liabilities

Current assets                994           1,434           1,355             -           1,693         7,356         12,832
Long-term assets            3,623           3,226           4,242           276           1,520         3,566         16,453
Current liabilities         (321)         (1,155)           (644)             -           (952)       (2,941)        (6,013)
Long-term liabilities           -         (1,241)               -             -               -             -        (1,241)
Debt                        (307)               -               -             -               -         (491)          (798)
                         ---------    ------------    ------------     ---------    ------------    ----------     ----------

                            3,989           2,264           4,953           276           2,261         7,490         21,233
                         ---------    ------------    ------------     ---------    ------------    ----------     ----------
Goodwill                      322           3,828           1,621         1,769           5,571         9,041         22,152
                         ---------    ------------    ------------     ---------    ------------    ----------     ----------


         The Company accounted for all of these acquisitions under the purchase method of accounting. In connection with certain acquisitions occurring in fiscal 1998, the Company issued 39,204 shares of common stock, which were valued at $15.94 per share. In connection with the fiscal 1997 acquisitions of Lone Star Growers Co., Signature Trees and the other acquisitions, the Company issued 278,940, 55,788 and 17,434 shares of common stock, respectively, which were valued at $7.17 per share, a price negotiated between the parties. A Vice-Chairman of the Company at the date of the acquisition is a 20% partner of Signature Trees. In connection with the acquisition of Signature Trees, he received $600,000.

         Results of operations of the acquired entities subsequent to the purchase date (all of which occurred prior to fiscal 1999) are included in the consolidated financial statements. Pro forma operating results of the Company, assuming the fiscal 1997 and fiscal 1998 acquisitions occurred on July 1, 1997, are presented below (in thousands, except share data).


                                                                Year Ended
                                                               June 30, 1998
                                                               -------------
                                                                (unaudited)
    Net sales                                                    $  189,594

    Income (loss) before extraordinary loss                         (19,815)
      Preferred stock dividends/accretion                            (3,148)
                                                                 ----------
        Loss applicable to common share holders                    $(22,963)
    Loss per share before extraordinary loss:
      Basic and diluted loss per share                                (3.34)
    Shares used in per share calculation                          6,877,983


         Shares issued in connection with the Company's acquisitions have been included in the calculations as if they were outstanding for all periods presented.

10.  ACCRUED LIABILITIES

         Accrued liabilities as of June 30, 1999 and 1998, consisted of the following (in thousands):


                                                       1999         1998
                                                 ----------------------------
Compensation and benefits                            $ 8,813      $ 6,832
Cash overdraft                                         3,514        2,733
Accrued rebates                                          928          618
Accrued interest                                         585          532
Environmental reserve                                    600          600
Other                                                  1,736        3,089
                                                 ----------------------------
     Total accrued liabilities                       $16,176      $14,404
                                                 ----------------------------
                                                 ----------------------------


11.  DEBT

         In December 1997, simultaneous with the Series A Preferred Stock and Warrants offering, (See Note 14), the Company sold $100 million of 10 1/2% Senior Subordinated Notes (the "Notes"). The Company raised, net of fees and expenses, $133.5 million from the Notes and Series A Preferred Stock and Warrants offerings (the "Offerings"). The Company used the proceeds from the Offerings to extinguish existing debt. As a result of the early extinguishment of debt, the Company recognized an extraordinary loss on the write-off of deferred financing costs of $2.8 million, net of tax, (See
Note 19).

         Simultaneous with the completion of the Offerings, the Company entered into a new loan agreement with a syndicate of banks. The new agreement provided the Company with a two-year acquisition term loan facility of $75.0 million, a five-year revolving facility of $40.0 million and a five-year supplemental line of $35.0 million. The loan agreement required the Company to comply with certain financial and non-financial covenants. At June 30, 1998, the Company had outstanding borrowings of $24.0 million on the revolving credit facility and no borrowings on the acquisition term loan or the supplemental line. At
June 30, 1998, the Company was in default of certain financial covenants relating to these loans. On August 7, 1998, the credit agreement was amended and the lender waived any default or event of default caused by the Company's failure to meet certain covenants at June 30, 1998. The Company also was out of compliance with certain financial covenants at March 26, 1998 and received a waiver of such default for the March 1998 test period. The August amendment also halted borrowings under both the acquisition term loan and the supplemental line.

         On October 15, 1998, the Company entered into a Loan and Security Agreement with Fleet Capital Corporation (the "Fleet Loan Agreement"), and terminated its acquisition term loan, five-year revolving facility and five-year supplemental line. The Fleet Loan Agreement provides a $70.0 million credit facility, $55.0 million of which is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable and $15.0 million of which is available, without limitation, from November 1 through April 30 of each year. The Fleet Loan Agreement restricts, among other things, the Company's ability to incur additional indebtedness, incur liens, pay or declare dividends, or enter into certain transactions. In addition, the Fleet Loan Agreement requires the Company to meet certain financial covenants. As of June 30, 1999, the Company was in compliance with these covenants.

         The Company recorded a $1.0 million non-cash extraordinary charge, net of tax benefit, related to the write-off of unamortized financing costs associated with the terminated credit facility in connection with the refinancing in October 1998.

Debt as of June 30, 1999 and 1998, consisted of the following (in thousands):


                                                                                          1999         1998
                                                                                     --------------------------
Senior Subordinated Notes redeemable, in whole or in part, at the option of the
Company, at any time on or after December 15, 2002 at specified redemption prices.  Interest accrues at 10 1/2% per annum and is payable semiannually on each
June 15 and December 15.  Unpaid principal and interest is due on December 15, 2007.    $100,000     $100,000

Three-year revolving credit facility (expiring on October 15, 2001) up to $70,000,
$55,000 based on a percentage of eligible inventory and eligible accounts receivable and $15,000 available, without limitation, from November 1 through
April 30 of each fiscal year.  Advances under the line accrue interest at the
Company's option, at a variable rate equal to Prime plus 1.0% or LIBOR plus 3.0%.
In addition, to the extent that the Company's borrowings exceed certain borrowing base limitations during the period from November 1 through April 30, the interest rates increase by an additional 0.5%.  The line is secured by substantially all of
the Company's assets.                                                                     12,483            -

Five-year revolving credit facility up to $40,000 based on eligible accounts receivable and inventory.  Advances under the line accrue interest at the
Company's option, at the prime rate plus 1.25% (9.75% at June 30, 1998) or LIBOR plus 2.75% (ranging from 8.41% to 8.44% at June 30, 1998).  The line is secured by substantially all the Company's assets.  This credit facility must be reduced annually below $15,000 for a 30-day period between the months of July through
September (such requirement was waived for the period ended September 30, 1998).
Terminated on October 15, 1998.                                                                -       24,038

Convertible note payable to the former majority owner of the Company in conjunction with the recapitalization at December 31, 1996.  The holder of the note may convert all or any portion of the principal and accrued interest into non-voting common stock, provided that if converted in connection with a public offering, the shares will be converted to voting common stock.  The conversion price is $20.09 per share and is subject to adjustments.  If not converted, the note requires full payment of principle and all accrued and unpaid interest on
December 31, 2004.  The note bears interest at 8%.  At June 30, 1999, 1998 and
1997, the unpaid accrued interest amount of $651, $602 and $284 respectively, was
capitalized into the original principal balance of $7,100.                                 8,637        7,986

Acquisition Subordinated Promissory Note with a principal amount of $1,000 due on
September 3, 1997.  Interest at the rate of 9% per annum accrues daily and is payable monthly in arrears.  The note is due on August 31, 2004.  The note is subject to mandatory redemption prior to August 31, 2004 on the nine-month anniversary of the date on which the Company completes an initial registered
public offering of any class of common stock.                                              1,000        1,000

Amounts due pursuant to non-compete agreements resulting from various acquisitions by the Company.  The individual agreements require monthly payments ranging from
$0.1 to $10.0 with all unpaid principal due on dates ranging from January 1, 2000
through April 4, 2002.                                                                       721        1,073

Other debt consists of equipment notes, bank loans and real estate notes.  These debts have varying payment terms (monthly or at maturity).  Monthly principal payments range from $0.5 to $8.  One note is due in full in December 2001 in the amount of $500.  Interest rates on these debts range from 7.9% to 10.75%, with
maturity dates ranging from December 1998 through August 2002.                             1,053        1,391

Various capital lease obligations were incurred in conjunction with the rental of equipment.  The leases require monthly principal payments ranging from $0.2 to
$13.  Interest rates on the leases range from 6% to 17.9%.  Maturity dates range
from December 1998 through September 2003.                                                   347          609
                                                                                     --------------------------
Total Debt                                                                               124,241      136,097
Less: Current maturities                                                                   (828)      (1,053)
                                                                                     --------------------------
Long-term portion                                                                       $123,413     $135,044
                                                                                     --------------------------
                                                                                     --------------------------


         The Company has entered into interest rate protection agreements to cap the interest rate on certain outstanding loans. The principal protected at June 30, 1999 and 1998 is approximately $32.7 million and $35.1 million, respectively, with interest rate caps ranging from 9.75% to 8.5% in 1999 and 1998. The Company is paid to the extent that the three month LIBOR exceeds the cap rates. In 1999 and 1998 the carrying amount of the interest rate protection agreement is $24,000 and $62,000, respectively. The interest rate protection agreements were purchased by the Company in order to decrease its exposure to unfavorable interest rate movements. The Company is exposed to credit losses in the event of counterparty nonperformance, but does not currently anticipate any such losses because the counterparties are established, reputable financial institutions. The agreements expire on March 31, 2000. As of June 30, 1999 and 1998, the agreements were not in-the-money for any period presented.

         Maturities of debt and capital lease obligations are as follows (in thousands):


                                                                              CAPITAL
                                                              DEBT             LEASES             TOTAL
                                                              ----             ------             -----
     2000                                                      635                248               883
     2001                                                      375                 85               460
     2002                                                   13,181                 10            13,191
     2003                                                       66                  4                70
     2004                                                       --                 --                --
     Thereafter                                            109,637                 --           109,637
                                                          --------               ----          --------
                                                          $123,894               $347          $124,241
                                                          --------               ----          --------
                                                          --------               ----          --------


         The net book value of the assets held under capital lease obligations was $639,000 and $834,000 at June 30, 1999 and 1998, respectively.

         The book value of long-term debt and current maturities, excluding Senior Subordinated Notes, approximates fair value because all significant amounts outstanding at June 30, 1999, were recently issued and are representative of the terms and interest rates that would be available to the Company at June 30, 1999. The fair value of the Senior Subordinated Notes, based on current market prices is $83.0 million. Since the Senior Subordinated Notes are not actively traded, the fair value could change materially upon the sale or purchase of a significant portion of the Notes.

12.  INCOME TAXES

         The (provision) benefit for income taxes from continuing operations consists of the following (in thousands):


                             YEAR ENDED         YEAR ENDED          YEAR ENDED
                            JUNE 30, 1999      JUNE 30, 1998       JUNE 30, 1997
                            -------------      -------------       -------------
Current:
     Federal                          $--                $--                 $--
     State and local                   --                 --                  --
                                       --                 --                  --
Deferred:
     Federal                          652              9,935             (1,611)
     State and local                   75                579             (1,219)
                                     ----            -------            --------
                                     $727            $10,514            ($2,830)
                                     ----            -------            --------
                                     ----            -------            --------


         The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                           YEAR ENDED         YEAR ENDED          YEAR ENDED
                                          JUNE 30, 1999      JUNE 30, 1998       JUNE 30, 1997
                                          -------------      -------------       -------------
Federal statutory income tax rate                 34.0%              34.0%             (34.0%)
State income tax rate, net of federal
     benefit                                       4.2%               3.6%              (4.9%)
Permanent items:
Limitation on state net operating
     losses                                      (0.6)%             (1.7)%              (8.2%)
Other                                            (3.4)%             (0.5)%              (0.9%)
Valuation allowance                                  --                 --                  --
                                                 ------             ------             -------
                                                  34.2%              35.4%             (48.0%)
                                                 ------             ------             -------
                                                 ------             ------             -------

         In accordance with current tax regulations, the Company files its tax returns on a cash basis in most jurisdictions. As a result, the Company has accumulated significant net operating losses since inception. In the state of California, utilization of net operating losses is limited to fifty percent of the loss generated; hence the effective tax rate associated with the losses attributable to California are benefited at a rate less than the statutory rate.

          Deferred tax assets and liabilities are composed of the following at June 30, 1999 and 1998 (in thousands):

                                                              1999                1998
                                                     ------------------------------------------
    Current deferred tax assets:
      Accounts payable                                      $ 2,120             $ 6,366
      Accrued liabilities                                     6,161               5,989
                                                     ------------------------------------------
         Total current deferred tax assets                    8,281              12,355
                                                     ------------------------------------------
    Noncurrent deferred tax assets:
      Organization costs                                        998                -
      Net operating loss carryforward                        23,503              23,080
                                                     ------------------------------------------
      Total noncurrent deferred tax assets                   24,501              23,080
                                                     ------------------------------------------
         Total deferred tax assets                          $32,782             $35,435
                                                     ------------------------------------------
                                                     ------------------------------------------


                                                              1999                1998
                                                     ------------------------------------------
    Current deferred tax liabilities:
      Receivables                                           $ 7,337             $11,173
      Inventory                                              13,310              16,837
      Prepaids                                                  175                 358
                                                     ------------------------------------------
         Total current deferred tax liability                20,822              28,368
                                                     ------------------------------------------
    Non-current deferred tax liabilities:
      Depreciation and amortization                           3,877               2,284
      Tree Inventory                                          1,836                 629
                                                     ------------------------------------------
         Total noncurrent deferred tax liability              5,713               2,913
                                                     ------------------------------------------
               Total deferred tax liabilities               $26,535             $31,281
                                                     ------------------------------------------
                                                     ------------------------------------------

         At June 30, 1999 the Company has available federal and state net operating loss carryforwards of approximately $65 million and $25 million, respectively. The federal net operating losses expire beginning on June 30, 2011 and the state net operating loss carryforwards expire beginning on June 30, 2001. The Company must generate significant taxable income in order to realize the recorded benefits. Although the Company has not provided a valuation allowance on the operating loss carryforward, the realizability of the related assets is periodically evaluated. If a significant valuation allowance is recorded in a future period, the tax provision will be adversely impacted (see Note 1).

13.  STOCKHOLDERS' EQUITY

COMMON STOCK AND REDEEMABLE COMMON STOCK

         The Company has 50,000,000 authorized shares of $0.001 par value common stock of which 6,954,807 shares were outstanding as of June 30, 1999. Holders of common stock are entitled to one vote per share on all actions submitted to a vote of stockholders.

         The Company is required to repurchase shares of Common Stock from certain management stockholders in the event of their termination due to their death or permanent disability. Such repurchases are at fair market value as determined by the Board of Directors. The Board of Directors will retain an independent appraisal firm to assist them in determining the fair market value of the Common Stock on a periodic basis. The difference between the carrying amount of the redeemable Common Stock and its fair value is accreted over the life expectancy of the management stockholders (on average 21 years) by charging "retained earnings." The fair value of the redeemable Common Stock, as estimated by management, at June 30, 1999 is approximately $3.4 million. In the event of an initial public offering of the Common Stock, the requirement to repurchase shares automatically terminates. As a result of the redemption feature, redeemable Common Stock is classified outside of stockholders' equity (irrespective of voting rights of the stock).

         In addition to the shares issued in connection with the recapitalization (Note 1), and the shares issued to effect the acquisitions (Note 9), the company issued 713,196 shares of common stock to existing shareholders and management in July and August 1997. The Company also issued 1,741,602 shares of common stock to existing stockholders in February 1997 in order to raise capital to complete the acquisition of Lone Star Growers Co. In both instances, the shares were valued at $7.17 per share, management's estimate of the fair value of the shares on the date of issuance. In September 1995, 4,803,838 shares were issued at $1.45 per share in connection with the formation of the Company. Subsequently, in March 1996, 1,921,512 shares were issued in order to raise capital to complete the acquisition of Barcelo's Plant Growers and in June 1996, 541,572 shares were issued to raise capital for general corporate purposes. The March and June 1996 issuances were at $1.45 per share, management's estimate of the fair value of the shares on the issue dates. All shares were issued for cash.

              KCSN, Heller and all of the management stockholders (the "Stockholders") are parties to the Stockholders Agreement which includes certain transfer restrictions, voting agreements and registration rights which survive until December 31, 2006.

         The Stockholders have agreed to (i) consent to any merger, consolidation or sales of all or substantially all of the Company's assets involving an independent third party and approved by a majority of the shares of Common Stock held by KCSN and (ii) vote their shares of Common Stock to elect two members of management, five KCSN designees and two independent designees reasonably acceptable to KCSN as directors of the Company. Consequently, the Stockholders (assuming the conversion of the Heller Note) will continue to have significant influence over the policies and affairs of the Company and may be in a position to determine the outcome of corporate actions requiring stockholder approval, including adopting amendments to the Certificate of Incorporation, electing directors and approving or disapproving mergers or sales of all or substantially all of the Company's assets.

         With the consummation of the Offerings, the Company effected a 0.69-for-one reverse stock split. This reverse stock split was reflected retroactively for all financial statements presented.

PREFERRED STOCK

         The Company has 4,900,000 shares authorized of $0.01 par value undesignated preferred stock. The board of directors has authority, without any further vote or action by stockholders, to provide for the issuance of preferred stock shares in series, to establish the relative, participating, optional or other special rights, qualifications or restrictions of the shares of each such series and to determine the voting powers, if any, of such shares. No shares are outstanding at June 30, 1999 and 1998.

14.  SERIES A PREFERRED STOCK AND WARRANTS

         In December 1997, simultaneous with the issue of the Notes, (see
Note 11), the Company sold 40,000 shares of 13% Series A Cumulative Preferred Stock (the "Series A Preferred Stock") and 825,000 warrants each representing the right to purchase one share of the Company's common stock for $0.01 each (the "Warrants"). The Series A Preferred Stock and Warrants were sold for an aggregate cost of $40.0 million. Dividends on the Series A Preferred Stock accrue at a rate of 13% of the liquidation preference of $1,000 per share and are payable quarterly on March 15, June 15, September 15 and December 15 commencing on March 15, 1998. At the Company's option, dividends may be paid by the issuance of additional shares of Series A Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. During fiscal 1998 and 1999, the Company issued 2,504 and 5,794, respectively, additional shares of Series A Preferred Stock and $3,930 and $6,438, respectively, in cash as dividends on its Series A Preferred Stock. Through 2002, 13% dividends are expected to continue to be paid in additional shares of Series A Preferred Stock. In addition, the Company's credit facilities and corollary agreements associated with the 1997 Offerings restrict the payment of cash dividends on the Series A Preferred Stock (other than for payment of dividends associated with fractional shares). On
December 15, 2008, the Company is required to redeem all outstanding shares of Series A Preferred Stock at a price equal to the liquidation preference, plus accrued and unpaid dividends to date, if any. The Series A Preferred Stock is redeemable, in whole or in part, at the option of the Company, at any time on or after December 15, 2002 at specified redemption prices. The Series A Preferred Stock ranks senior to all other outstanding classes or series of capital stock with respect to dividends and liquidation rights.

         The Warrants are exercisable on December 15, 2008 (the "Expiration Date"). In the absence of an exercise, the Warrants will be automatically deemed to have been exercised immediately on the Expiration Date with payment of the Exercise Price on a cash-less basis.

15.  EARNINGS PER SHARE

     Earnings per share is as follows:


                                                   FOR THE YEAR ENDED JUNE 30, 1999
                                                --------------------------------------
                                                                             PER SHARE
                                                    INCOME         SHARES     AMOUNT
                                                --------------   ---------   ---------
                                                (in thousands)
Basic and diluted earnings per share:
Loss before cumulative effect of change in
   accounting principle and extraordinary
   loss                                          $   (1,398)
Preferred stock dividends/accretion                  (7,102)
                                                 ----------
     Loss before cumulative effect of change
        in accounting principle and
        extraordinary loss                       $   (8,500)                  $(1.22)
     Cumulative effect of change in
        accounting principle                         (1,718)                   (0.25)
     Extraordinary loss                              (1,018)                   (0.15)
                                                 ----------                   ------
          Net income loss applicable to
            common stock                         $  (11,236)     6,941,022    $(1.62)



                                                   FOR THE YEAR ENDED JUNE 30, 1998
                                                --------------------------------------
                                                                             PER SHARE
                                                    INCOME         SHARES     AMOUNT
                                                --------------   ---------   ---------
                                                (in thousands)
Basic and diluted earnings per share:
Loss before extraordinary loss                   $(19,168)
Preferred stock dividends/accretion                (3,148)
                                                 --------
     Loss before extraordinary loss              $(22,316)                    $(3.25)
     Extraordinary loss                            (2,792)                     (0.40)
                                                 --------                     ------
          Net income loss applicable to
            common stock                         $(25,108)       6,874,416    $(3.65)



                                                   FOR THE YEAR ENDED JUNE 30, 1997
                                                --------------------------------------
                                                                             PER SHARE
                                                    INCOME         SHARES     AMOUNT
                                                --------------   ---------   ---------
                                                (in thousands)
Basic earnings per share:
Income before extraordinary loss                    $3,055                    $ 0.49
     Extraordinary loss                               (215)                    (0.03)
                                                    ------                    ------
          Net income                                $2,840       6,208,735    $ 0.46

Options issued to employees                                        609,296

Diluted earnings per share:
Income before extraordinary loss                    $3,055                    $ 0.45
     Extraordinary loss                               (215)                    (0.03)
                                                    ------                    ------
          Net income                                $2,840       6,818,031    $ 0.42


         Options to purchase 2,111,954 and 1,829,853 common shares were excluded from the computation of diluted earnings per share for the year ended June 30, 1999 and 1998, respectively, as the shares were antidilutive given the Company's reported net loss. Options to purchase 974,582 common shares were excluded from the computation of diluted earnings per share for the year ended June 30, 1997 as the options' exercise price was greater than the market price of the common shares. The note payable (see Note 11) convertible to 429,928, 397,511 and 367,546 shares of common stock were excluded from computation of diluted earnings per share for the years ended June 30, 1999, 1998 and 1997, respectively, as the conversion price was greater than the fair market value of the common shares in the respective periods.

16.  STOCK OPTIONS

         In July 1996, the Company adopted the 1996 Stock Incentive Plan (the "1996 Plan") under which eligible employees, directors and consultants of the Company received options to purchase shares of the Company's common stock at a price generally not less than the fair value of the common stock on the date of the grant. Under the 1996 Plan, 1,171,419 options were granted at $1.45 per share (fair value of the stock on the date of grant was $1.45 as determined by the Board of Directors, such grants occurring coincident with independent third party transactions). All options under the 1996 Plan fully vested as a result of the recapitalization of the Company on December 31, 1996, and 569,417 options were simultaneously exercised. A total of 601,991 options remain outstanding under the 1996 Plan.

         On January 1, 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"), under which eligible executives and key employees of the Company received options to purchase shares of the Company's common stock at a price generally not less than the fair value of the common stock on the date of grant. On January 1, 1997, 841,803 options were granted at $7.17 or $7.19 per share (the fair value of the stock on the date of grant as determined by the Board of Directors, such grants occurring coincident with independent third party transactions). Options granted under the 1997 Plan are exercisable over a maximum term of ten years from the date of grant and vest in equal annual installments over a four-year period. The options immediately vest upon a change in control of the Company or an initial public offering. No options have been exercised under the 1997 Plan. In January 1998, the Company granted an additional 252,300 options at $10 per share. During fiscal 1999, the Company granted an additional 540,000 options at $3.00 or $4.00 per share. However, pursuant to the Company's 1998 Employees Stockholders' agreement, the options granted in fiscal 1998 and 1999 do not vest immediately upon a change in control of the Company or an initial public offering of common stock.

         In February 1997, the Company adopted the Special Stock Option Plan (the "Special Plan"), under which eligible employees of the Company received options to purchase shares of the Company's common stock at a price below the fair market value of the common stock on the date of grant. Under the Special Plan, 139,383 options were granted at $1.43 per share. Options granted under the Special Plan are exercisable over a maximum term of ten years from the date of grant and vest in equal annual installments over a four-year period. The options immediately vest upon a change in control of the Company or an initial public offering. As these options are compensatory, compensation expense is being recognized ratably over the vesting period of the options for the difference between the fair market value at the date of grant and the exercise price. The Company will recognize total compensation expense of $0.8 million over the vesting period of the options.

         Activity under the three plans is summarized as follows:


                                                          Weighted Average
                                            Options        Exercise Price
                                            -------        --------------
Outstanding at July 1, 1996                     -
Granted                                    2,153,295          $ 3.70
Exercised                                   (569,417)           1.45
                                           ---------          ------
Outstanding at June 30, 1997               1,583,878            4.49

Granted                                      252,300           10.00
Exercised                                       -                -
Forfeited                                    (16,336)           7.19
                                           ---------          ------
Outstanding at June 30, 1998               1,819,842            5.26

Granted                                      540,000            3.42
Exercised                                    (37,950)           1.43
Forfeited                                   (209,938)           7.76
                                           ---------          ------
Outstanding at June 30, 1999               2,111,954          $ 4.59
                                           ---------          ------
                                           ---------          ------

Options exercisable at year-end            1,035,268          $ 3.71


         There were no forfeitures or expirations during the year ended June 30, 1997.

         The following summarizes information about stock options outstanding at June 30, 1999:

                                                          Weighted Average       Weighted Average
                              Options Outstanding at          Remaining           Fair Value of
      Exercise Price               June 30, 1999          Contractual Life       Options Granted
      --------------               -------------          ----------------       ---------------
      $        10.00                 208,200                  8.6 Years               $3.25
        7.17 or 7.19                 661,023                  7.5 Years                2.32
        3.00 or 4.00                 540,000                  9.5 Years                0.59
                1.45                 601,991                  7.1 Years                0.47
                1.43                 100,740                  7.7 Years                6.21
      --------------                                                                  -----
      $         4.59                                                                  $2.14
      --------------                                                                  -----
      --------------                                                                  -----


         The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model assuming an expected life of six years, a risk-free interest rate of 5.80%, and no expected dividends.

         Had compensation cost for the Company's stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands):

                             June 30, 1999       June 30, 1998       June 30, 1997
                             -------------       -------------       -------------
Net Income (loss):
As reported                    $(4,134)            $(21,960)             $2,840
Pro forma                       (5,022)             (23,319)              1,925


17.  RELATED-PARTY TRANSACTIONS

         The Company's revolving lines of credit, term loans and acquisition line of credit through fiscal 1998 were provided by Credit Agricole Indosuez ("Indosuez"), an affiliated and limited partner in KCSN. Indosuez was paid $1.3 million and $3.2 million in loan fees in fiscal 1998 and 1997 respectively. The Company incurred interest of $1.1 million, $4.1 million and $3.9 million in connection with the amounts outstanding with Indosuez during fiscal 1999, 1998 and 1997 respectively. The facility was terminated on October 15, 1998.

         The Company leases certain property that is owned directly or indirectly by certain members of management. Payments pursuant to these operating leases for the years ended June 30, 1999, 1998, and 1997 were $0.3 million.

         Prior to December 1997, the Company paid Kohlberg a quarterly fee pursuant to a Fee Agreement for certain management services. Under the Fee Agreement, Kohlberg was paid $1,520,000 for services rendered in connection with the December 31, 1996 recapitalization (the "Transaction Fee") and is paid an annual management fee equal to the greater of $0.3 million or 3% of the Company's earnings before interest, taxes, depreciation and amortization, subject to a maximum annual payment of $0.8 million. The total fees expensed for the period from December 31, 1996 to June 30, 1997 was $0.4 million. In December 1997, Kohlberg was paid $2.0 million and the annual management fee was terminated.

         As part of the recapitalization transaction (see Note 1), the Company (1) acquired 603,750 shares of common stock from M.F. Vukelich Co., an entity controlled by the Company's Chairman of the Board, for a purchase price of $4.3 million and (2) purchased 20,211, 36,194 and 730,284 shares during the years ended June 30, 1999, 1998 and 1997, respectively from employees during the year at $7.17 per share.

         During the year ended June 30, 1997, the Company paid management fees to Heller Investments, Inc. of $0.3 million.

18.  EMPLOYEE BENEFIT PLAN

         The Company adopted a 401(k) plan (the "Plan") for employees in September 1995. All employees who meet certain service requirements are eligible to participate. Matching contributions are at the discretion of the Company. The Company made no contributions to the Plan during the periods ended June 30, 1999, 1998, and 1997.

19.  EXTRAORDINARY LOSS

         In connection with the refinancing in October 1998, the Company recorded a $1.0 million non-cash extraordinary charge, net of tax benefit, related to the write-off of unamortized financing costs associated with the terminated credit facility.

         In connection with the Offerings of fiscal 1998, the Company incurred a $4.3 million non-cash pre-tax charge related to the write-off of deferred financing fees. This charge is reported net of income tax benefit of $1.5 million in extraordinary loss on the Company's consolidated statements of operations.

         In connection with the recapitalization of the Company on December 31, 1996, prepayment penalties of $0.4 million were paid in connection with the early extinguishment of debt. This charge was reported net of income taxes, as an extraordinary loss on the consolidated statements of operations in the amount of $0.2 million.

20.  COMMITMENTS AND CONTINGENT LIABILITIES

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

         Total rent expense for the periods ended June 30, 1999, 1998 and 1997 was approximately $5.2 million, $4.8 million, and $3.5 million respectively.

         At June 30, 1999, future minimum rental payments on non-cancellable operating leases are as follows (in thousands):


2000                                                                  $ 4,360
2001                                                                    3,933
2002                                                                    3,580
2003                                                                    3,303
2004                                                                    3,072
Thereafter                                                              9,728
                                                                      -------
Total minimum lease payments                                          $27,976
                                                                      -------
                                                                      -------


         The Company has contracts to purchase Christmas trees from third-party growers. Certain of these contracts require the Company to maintain the trees until they are harvested. At June 30, 1999, future minimum purchase commitments under the contracts are as follows (in thousands):


2000                                                                  $3,422
2001                                                                     486
2002                                                                     304
2003                                                                     101
2004                                                                      93
Thereafter                                                               238
                                                                      ------
Total minimum purchase commitments                                    $4,644
                                                                      ------
                                                                      ------


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

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain of its executive officers, with remaining service periods ranging from one to five years. The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases or justified cause, as defined. The aggregate estimated commitment under these agreements was $2.0 million at June 30, 1999. The agreements also provide for certain officers to receive guaranteed bonuses based on years of service ranging from two to four years and the forgiveness of certain loans over a five-year period, based on years of service. The aggregate estimated commitment for bonuses and loan forgiveness under these agreements was approximately $2.9 million at June 30, 1999.

21.  QUARTERLY FINANCIAL DATA--(UNAUDITED)

         Summarized quarterly financial information for the years ended June 30, 1999, 1998 and 1997 are as follows (in thousands):


                                                           Sept. 24,    Dec. 24,     March 25,    June 30,
                                                             1998         1998         1999         1999
1999                                                          Q1           Q2           Q3           Q4
                                                           -----------------------------------------------
Net sales                                                  $ 27,706     $ 47,921     $42,433      $88,016
Gross profit                                                  8,320       15,796      22,139       42,028
Operating income (loss)                                     (9,133)      (1,406)       7,522       17,711
Cumulative effect of change in accounting principle,
  net of income taxes (Note 8)                              (1,687)                     -            (31)
Extraordinary loss, net of income taxes (Note 19)             -            (999)        -            (19)
Net income (loss)                                          (10,421)      (4,098)       1,975        8,410
Basic and diluted earnings per share:
  Net income (loss) before extraordinary loss                (1.48)       (0.68)        0.04         0.89
  Cumulative effect of change in accounting
    principle                                                (0.24)        -            -          (0.01)
  Extraordinary loss (Note 19)                                -           (0.15)        -            -
                                                           -----------------------------------------------
  Net income (loss)                                          (1.72)       (0.83)        0.04         0.88



                                                           Sept. 25,    Dec. 25,     March 26,    June 30,
                                                             1997         1997         1998         1998
1998                                                          Q1           Q2           Q3           Q4
                                                           -----------------------------------------------
Net sales                                                  $ 25,482     $ 38,708     $ 38,549     $84,992
Gross profit                                                  7,464       13,206       11,758      19,089
Operating loss                                              (4,218)      (3,512)      (1,993)     (6,839)
Extraordinary loss, net of income taxes                       -          (2,162)        -           (630)
Net loss                                                    (3,691)      (5,201)      (5,069)     (7,999)
Basic and diluted earnings per share:
     Net loss before extraordinary loss                      (0.55)       (0.44)       (0.95)      (1.30)
     Extraordinary loss (Note 19)                             -           (0.31)        -          (0.09)
                                                           -----------------------------------------------
     Net loss                                                (0.55)       (0.75)       (0.95)      (1.39)
