Form 10-Q
period 1999-09-30
COLOR SPOT NURSERIES INC
filed 1999-11-15
CIK 1015399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   -----------


                                    FORM 10-Q

         (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    September 30, 1999
                                               --------------------------

                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to______

                        Commission file number 000-23483
                                               ---------

                            ------------------------

                           COLOR SPOT NURSERIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                         DELAWARE                                                           68-0363266
(State or Other Jurisdiction of Incorporation or Organization)                 (I.R.S. Employer Identification No.)

         3478 BUSKIRK AVENUE, PLEASANT HILL, CA                                               94523
        (Address of Principal Executive Offices)                                            (Zip Code)

      Registrant's Telephone Number, Including Area Code      (925) 934-4443
                                                         -----------------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         As of November 1, 1999, the Registrant had outstanding 6,954,807 shares of Common Stock, par value $0.001 per share.

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

         For a discussion of these factors and others, please see the "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Certain Business Factors" of the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1999 (as filed with the Securities and Exchange Commission on September 28, 1999). Readers are cautioned not to place undue reliance on forward-looking statements made in, or incorporated by reference into, this Quarterly Report or other filings with the Securities and Exchange Commission, any document or statement referring to this Quarterly Report or the Company's press releases.

                           COLOR SPOT NURSERIES, INC.


                                      INDEX

                                                                                                                PAGE
PART I - FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Consolidated Balance Sheets as of September 30, 1999 and
                           June 30, 1999..........................................................................1

                           Consolidated Statements of Operations for the Three Months
                           Ended September 30, 1999 and September 24, 1998........................................2

                           Consolidated Statement of Changes in Stockholders' Equity (Deficit) and
                           Comprehensive Loss for the Three Months Ended September 30, 1999.......................3

                           Consolidated Statements of Cash Flow for the Three Months
                           Ended September 30, 1999 and September 24, 1998........................................4

                           Condensed Notes to Consolidated Financial Statements as of
                           September 30, 1999 ....................................................................5

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations......................................10

         Item 3.           Quantitative and Qualitative Disclosure About
                           Market Risk...........................................................................13



PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings.....................................................................14

         Item 2.           Changes in Securities and Use of Proceeds.............................................14

         Item 3.           Defaults Upon Senior Securities.......................................................14

         Item 4.           Submission of Matters to a Vote of Security Holders...................................14

         Item 5.           Other Information.....................................................................14

         Item 6.           Exhibits and Reports on Form 8-K......................................................14

Signatures.......................................................................................................15

                  COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                    September 30,     June 30,
                                                                                                         1999           1999
                                                                                                    -------------    ----------
                                                                                                     (Unaudited)
                                                             ASSETS
CURRENT ASSETS:
     Cash                                                                                            $      261      $    1,420
     Accounts receivable, net of allowances of $939 and $1,854, respectively                              9,432          19,956
     Inventories, net                                                                                    39,725          33,075
     Prepaid expenses and other                                                                             817             723
                                                                                                     ----------      ----------

         Total current assets                                                                            50,235          55,174

CHRISTMAS TREE INVENTORIES                                                                                5,781           4,749
PROPERTY, PLANT AND EQUIPMENT, net                                                                       48,852          50,199
ASSETS HELD FOR SALE                                                                                        696             696
INTANGIBLE ASSETS, net                                                                                   49,935          50,898
DEFERRED INCOME TAXES                                                                                    21,714          18,788
NOTES RECEIVABLE AND  OTHER ASSETS                                                                        1,191           1,250
                                                                                                     ----------      ----------

         Total assets                                                                                $  178,404      $  181,754
                                                                                                     ==========      ==========


                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable                                                                                $    8,558      $    5,188
     Accrued liabilities                                                                                 13,516          16,176
     Dividends payable to stockholders                                                                      271             257
     Deferred income taxes                                                                               12,541          12,541
     Current maturities of long-term debt                                                                   806             828
                                                                                                     ----------      ----------

         Total current liabilities                                                                       35,692          34,990

LONG-TERM DEBT                                                                                          123,745         123,413
                                                                                                     ----------      ----------

         Total liabilities                                                                              159,437         158,403
                                                                                                     ----------      ----------

SERIES A PREFERRED STOCK, REDEEMABLE, $0.01 par value, 100,000 shares
     authorized, 49,866 and 48,298 shares issued and outstanding, respectively                           40,930          39,151
REDEEMABLE COMMON STOCK, $0.001 par value, 1,143,339 shares issued
     and outstanding                                                                                      2,804           2,689
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $0.001 par value, 50,000,000 shares authorized,
         5,811,468 shares issued and outstanding                                                             12              12
     Additional paid-in capital                                                                          51,436          51,358
     Treasury stock, 6,220,439 shares                                                                   (45,637)        (45,633)
     Warrants, 825,000 exercisable at $0.01 per share                                                     8,250           8,250
     Accumulated deficit                                                                                (38,828)        (32,476)
                                                                                                     ----------      ----------

         Total stockholders' deficit                                                                    (24,767)        (18,489)
                                                                                                     ----------      ----------

         Total liabilities and stockholders' deficit                                                 $  178,404      $  181,754
                                                                                                     ==========      ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                      Quarter Ended
                                                                             September 30,     September 24,
                                                                                 1999              1998
                                                                             -------------     -------------
                                                                              (Unaudited)       (Unaudited)
NET SALES                                                                    $     26,723      $     27,706
COST OF SALES                                                                      16,326            19,386
                                                                             ------------      ------------

         Gross profit                                                              10,397             8,320

SALES, MARKETING AND DELIVERY EXPENSES                                              7,737             9,893
GENERAL AND ADMINISTRATIVE EXPENSES                                                 5,838             7,131
AMORTIZATION OF INTANGIBLE ASSETS                                                     432               429
                                                                             ------------      ------------

         Loss from operations                                                      (3,610)           (9,133)

INTEREST EXPENSE                                                                    3,694             4,017
OTHER (INCOME) EXPENSE, NET                                                            38               375
                                                                             ------------      ------------

         Loss before income taxes and cumulative effect of change
            in accounting principle                                                (7,342)          (13,525)

INCOME TAX BENEFIT                                                                  2,900             4,791
                                                                             ------------      ------------

         Loss before cumulative effect of change in accounting                     (4,442)           (8,734)
            principle

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE, net of tax benefit                                                     --             1,687
                                                                             ------------      ------------

         Net loss                                                                  (4,442)          (10,421)

SERIES A PREFERRED STOCK DIVIDENDS/ACCRETION                                        1,910             1,499
                                                                             ------------      ------------

         Net loss applicable to common stock                                 $     (6,352)     $    (11,920)
                                                                             ============      ============


Basic and diluted loss per common share:
     Loss before cumulative effect of change in accounting                   $      (0.91)     $      (1.48)
         principle
     Cumulative effect of change in accounting principle                     $         --      $      (0.24)
                                                                             ------------      ------------

         Total                                                               $      (0.91)     $      (1.72)
                                                                             ============      ============

Shares used in per share calculation                                            6,954,807         6,937,068
                                                                             ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (DEFICIT) AND COMPREHENSIVE LOSS

                      (IN THOUSANDS, EXCEPT COMMON SHARES)



                                                                                                        Retained
                                                                  Additional                            Earnings
                                             Common      Common    Paid-In    Treasury               (Accumulated
                                             Shares      Stock     Capital     Stock       Warrants     Deficit)
                                            ---------   -------   ---------  ----------   ---------- ------------
Balance, June 30, 1999                      5,811,468        12      51,358     (45,633)       8,250      (32,476)

Accretion of Series A preferred stock              --        --          --          --           --         (211)
Accretion of redeemable common stock               --        --          --          --           --         (115)
Exercise of stock options                          --        --          --          --           --           --
Series A preferred stock dividends                 --        --          --          --           --       (1,584)
Other                                              --        --          78          (4)          --           --
Net loss                                           --        --          --          --           --       (4,442)
                                            ---------   -------   ---------  ----------   ----------   ----------

Balance, September 30, 1999 (unaudited)     5,811,468   $    12   $  51,436  $  (45,637)  $    8,250   $  (38,828)
                                            =========   =======   =========  ==========   ==========   ==========



                                               Total
                                            Stockholders'
                                               Equity      Comprehensive
                                              (Deficit)    Income/(Loss)
                                            -------------  -------------
Balance, June 30, 1999                          (18,489)   $   (4,134)

Accretion of Series A preferred stock              (211)           --
Accretion of redeemable common stock               (115)           --
Exercise of stock options                            --            --
Series A preferred stock dividends               (1,584)           --
Other                                                74            --
Net loss                                         (4,442)       (4,442)
                                             ----------    ----------

Balance, September 30, 1999 (unaudited)      $  (24,767)   $   (4,442)
                                             ==========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)

                                                                                                              Quarter Ended
                                                                                                      September 30,    September 24,
                                                                                                          1999              1998
                                                                                                      -------------    -------------
                                                                                                       (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                          $   (4,442)     $  (10,421)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                                                      1,948           1,764
         Interest paid in kind                                                                                170             161
         Deferred income taxes                                                                             (2,926)         (5,716)
         Cumulative effect of change in accounting principle                                                   --           2,612
         Changes in operating assets and liabilities, net of effect of acquired businesses:
            Decrease in accounts receivable                                                                10,524          14,393
            Increase in inventories                                                                        (6,650)         (8,300)
            Decrease (increase) in prepaid expenses and other current assets                                  (94)            890
            Increase in Christmas tree inventory                                                           (1,032)           (781)
            Decrease in notes receivable and other assets                                                      59              37
            Increase (decrease) in accounts payable                                                         3,370          (2,867)
            Increase in accrued liabilities                                                                   330           3,603
                                                                                                       ----------      ----------
                Net cash provided by (used in) operating activities                                         1,257          (4,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets                                                                               (172)         (1,448)
                                                                                                       ----------      ----------
                Net cash used in investing activities                                                        (172)         (1,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds (payments) on cash overdraft                                                             (2,380)           (674)
     Purchase of treasury stock                                                                                (4)             --
     Net borrowings under revolving line of credit                                                            367           5,400
     Repayments of long-term debt                                                                            (227)           (187)
                                                                                                       ----------      ----------
                Net cash provided by (used in) financing activities                                        (2,244)          4,539

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                  (1,159)         (1,534)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                            1,420           2,244
                                                                                                       ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                             $      261      $      710
                                                                                                       ==========      ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                                                      $    1,079      $      564
                                                                                                       ==========      ==========
         Income taxes                                                                                  $       26      $       --
                                                                                                       ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           COLOR SPOT NURSERIES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS

         The information contained in the following notes to the consolidated financial statements of Color Spot Nurseries, Inc. (the "Company") is condensed from that which would appear in the annual consolidated financial statements. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for its fiscal year ended June 30, 1999, contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. For purposes of this quarterly report on Form 10-Q, the term "three months or quarter ended September 30, 1999," relates to the period from July 1, 1999, through September 30, 1999, and the term "three months or quarter ended September 24, 1998," relates to the period from July 1, 1998, through September 24, 1998.

         The Company is a producer and distributor of packaged bedding plants and flowers, groundcover, ornamental plants and shrubs, and commencing in 1997, Christmas trees. As of September 30, 1999, the Company operates 17 production facilities located in 5 states. In addition, the Company owns or leases growing fields for Christmas trees in Oregon, Michigan, North Carolina, and Tennessee. The Company sells primarily to general merchandise stores, home improvement stores, premium independent garden centers and commercial landscapers, located predominantly in California, Texas and other western states.

         During the quarter ended September 24, 1998, the Company hired several new executives with significant operating experience to bolster its current management team. The new management team redesigned the Company's organizational structure and quickly implemented measures designed to improve production, distribution and selling efficiencies and reduce product returns and inventory write-offs. One of the tactical initiatives implemented by management has been to adjust the production planning process to better match supply and demand and limit excess inventory while maintaining high quality customer service. This production change has resulted in reduced overproduction and consequently, less inventory shrinkage (i.e. write-off of unsaleable excess inventory). The Company recorded a $3.7 million non-recurring special charge during the three months ended September 24, 1998 related to closure or modification to certain facilities, employee severance and relocation and other consulting costs. This charge was recorded in general and administrative expenses.

         As of September 30, 1999, the Company had $123.7 million of long-term indebtedness and an accumulated deficit of $38.8 million. The Company is highly leveraged and has significant debt service obligations. The Company's debt service obligations will have important consequences to holders of its debt, preferred stock, warrants and common stock including the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for operations, acquisitions, future business opportunities and other purposes and increasing the Company's vulnerability to adverse general economic and industry conditions; (ii) the Company's leveraged position may increase its vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in the new loan agreement, the indenture for its outstanding senior subordinated notes and the certificate of designation for the Series A Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

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

         The consolidated financial statements as of September 30, 1999, and for the three months ended September 30, 1999, and September 24, 1998, are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The Company's operations are highly seasonal and the results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - INVENTORIES

         Inventories at September 30, 1999 and June 30, 1999, consisted of the following (in thousands):

                                     SEPTEMBER 30,      JUNE 30,
                                         1999             1999
                                     -------------     ----------
                                      (UNAUDITED)
Current:
   Plants, shrubs and ground cover     $   39,515      $   33,159
   Raw materials and supplies               3,119           2,471
   Inventory reserves                      (2,909)         (2,555)
                                       ----------      ----------
      Total current inventories            39,725          33,075
Non-current:
   Christmas trees                          5,781           4,749
                                       ----------      ----------
      Total inventories                $   45,506          37,824
                                       ==========      ==========

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at September 30, 1999 and June 30, 1999, consisted of the following (in thousands):

                                          SEPTEMBER 30,      JUNE 30,
                                              1999            1999
                                          -------------    ----------
                                           (UNAUDITED)
Land                                       $    9,377      $    9,377
Greenhouses and buildings                      24,836          24,817
Furniture and fixtures                          5,074           5,045
Machinery and equipment                        17,208          17,150
Leasehold improvements                          5,779           5,713
Assets under capital leases                     1,018           1,018
                                           ----------      ----------
                                               63,292          63,120
Less: Accumulated depreciation                (14,440)        (12,921)
                                           ----------      ----------
   Total property, plant and equipment     $   48,852      $   50,199
                                           ==========      ==========


NOTE 4 - INTANGIBLE ASSETS

         Intangible assets at September 30, 1999, and June 30, 1999, consisted of the following (in thousands):

                                  SEPTEMBER 30,      JUNE 30,
                                      1999            1999
                                  -------------    ----------
                                   (UNAUDITED)
Goodwill                           $   47,517      $   47,517
Financing costs                         6,277           6,302
Non-compete agreements                  1,694           1,694
Other                                     916             916
                                   ----------      ----------
                                       56,404          56,429
Less: Accumulated amortization         (6,469)         (5,531)
                                   ----------      ----------
   Total intangible assets         $   49,935      $   50,898
                                   ==========      ==========

         In April 1998, the AICPA issued Statement of Position 98-5 "Reporting on Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires non-governmental entities to expense start-up costs, including organization costs, as incurred. The Company adopted SOP 98-5 on July 1, 1998 and recognized a $2.5 million pre-tax charge ($1.7 million after tax benefit), which was accounted for as a change in accounting principle.

NOTE 5 - DEBT

         Debt at September 30, 1999, and June 30, 1999, consisted of the following (in thousands):


                              SEPTEMBER 30,        JUNE 30,
                                  1999              1999
                              -------------     ------------
                              (UNAUDITED)
Revolving line of credit      $     12,850      $     12,483
Senior subordinated notes          100,000           100,000
Convertible note                     8,811             8,637
Non-compete agreements                 652               721
Other                                2,238             2,400
                              ------------      ------------
                                   124,551           124,241
Less: Current maturities              (806)             (828)
                              ------------      ------------
     Long-term portion             123,745           123,413
                              ============      ============

                  As of September 30, 1999, a total of $12.9 million was outstanding on the Company's revolving line of credit and an additional $12.0 million was available under this line of credit. As of September 30, 1999, the Company was in compliance with its loan covenants.

NOTE 6 -- EARNINGS PER SHARE

         Basic and diluted earnings per share is as follows:

                                            Three Months Ended
                                            September 30, 1999
                                            ------------------
                                     Income/                  Per Share
                                      (loss)      Shares       Amount
                                   -----------   ---------   ----------
                                       (in
                                    thousands)

      Basic and diluted earnings
      per share:
      Net Loss                     $    (4,442)

      Preferred stock
         dividends/accretion            (1,910)
                                   -----------

      Net loss applicable to
         common stock              $    (6,352)  6,954,807   $    (0.91)
                                   ===========   =========   ==========

                           COLOR SPOT NURSERIES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999




                                            Three Months Ended
                                            September 30, 1999
                                            ------------------
                                     Income/                  Per Share
                                      (loss)      Shares       Amount
                                    ----------   ---------   ----------
                                       (in
                                    thousands)

Basic and diluted earnings
per share:

Loss before cumulative
   effect of change in
   accounting principle         $  (8,734)

Preferred stock
   dividends/accretion             (1,499)
                                ---------

Loss before cumulative
effect of change in
accounting
   principle (including
   preferred stock
   dividends/accretion)           (10,233)                     $   (1.48)


Cumulative effect of change
   in accounting principle         (1,687)                         (0.24)
                                ---------                      ---------

Net loss applicable to
   Common Stock                 $ (11,920)      6,937,068      $  (1.72)
                                ---------      ----------      ---------


         For the three months ended September 30, 1999 and the three months ended September 24, 1998, the effect of options, warrants and convertible securities was antidilutive and is therefore excluded from the computation of earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is one of the largest wholesale nurseries in the United States, based on annual revenue and greenhouse square footage. The Company sells a wide assortment of high-quality bedding plants, shrubs, potted flowering plants, ground cover and Christmas trees as well as provides extensive merchandising services primarily to leading home centers and mass merchants. The Company's business is highly seasonal with a peak selling season in the spring generally from March through June (during the Company's third and fourth fiscal quarters). Consequently, the Company has historically reported losses and lower revenues during its first and second fiscal quarters.

         During the quarter ended September 24, 1998, the Company hired several new executives with significant operating experience to bolster its current management team. The new management team quickly implemented measures designed to improve production and distribution efficiencies and reduce product returns and excess inventory. One of the tactical initiatives implemented by management has been to adjust the production planning process to better match supply and demand and limit excess inventory while maintaining high quality customer service. This production change has resulted in reduced strategic overproduction and reduced inventory shrink (i.e., write-off of unsaleable excess inventory). The Company recorded a $3.7 million pre-tax, non-recurring special charge during the three months ended September 24, 1998 relating to closure or modification to certain facilities, employee severance and relocation and other non-recurring consulting costs associated with actions taken by the new management team.

THREE MONTHS ENDED SEPTEMBER 30, 1999, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 24, 1998

         Net Sales. Net sales decreased $1.0 million, or 3.5%, to $26.7 million for the three months ended September 30, 1999, from $27.7 million during the three months ended September 24, 1998. This decrease is primarily the result of the strategic reduction of unconditional sales programs, less participation in seasonal programs and the impact of more conservative store level inventory management.

         Gross Profit. Gross profit increased $2.1 million to $10.4 million for the three months ended September 30, 1999, from $8.3 million during the three months ended September 24, 1998. Gross profit as a percentage of net sales increased to 38.9% for the three months ended September 30, 1999, from 30.0% for the three months ended September 24, 1998. The increase in gross profit percentage was primarily the result of a decrease in the write off of excess inventory of $2.4 million, or 66.2%. These decreases were accomplished through improved production planning and control combined with management's initiatives to better match supply with demand.

         Operating Expenses. Operating expenses include sales, marketing and delivery expenses, general and administrative expenses, and amortization of intangible assets. Sales, marketing and delivery expenses decreased $2.2 million to $7.7 million for the three months ended September 30, 1999, from $9.9 million in the three months ended September 24, 1998. As a percentage of net sales, sales, marketing and delivery expenses decreased to 29.0% for the three months ended September 30, 1999, from 35.7% for the three months ended September 24, 1998. This decrease as a percentage of net sales was primarily due to a $2.0 million reduction in distribution expenses as the result of significantly improved delivery efficiencies. As a percentage of net sales, delivery expense decreased to 13.9% for the three months ended September 30, 1999, from 20.7% for the three months ended September 24, 1998. These efficiencies were generated by reducing the movement of inventory between facilities, increasing the minimum order size, optimizing cubing, better of truck maintenance, and a change in the fleet structure whereby more trucks are rented rather than leased long-term, resulting in reduced trucks and employees.

         General and administrative expenses decreased $1.3 million, to $5.8 million for the three months ended September 30, 1999, from $7.1 million in the three months ended September 24, 1998. As a percentage of net sales, general and administrative expenses decreased to 21.8% for the three months ended September 30, 1999, from 25.7% for the three months ended September 24, 1998. This decrease as a percentage of net sales is primarily the result of a $3.7 million pre-tax, non-recurring charge during the three months ended September 24, 1998, related to closure or modification to certain facilities, employee severance and relocation and other consulting costs offset by increased hiring and a revised compensation structure for key management and other employees to support the company's operations.

         Amortization of intangible assets was unchanged at $0.4 million for the three months ended September 30, 1999, and the three months ended September 24,1998.

         Interest Expense. Interest expense decreased $0.3 million to $3.7 million for the three months ended September 30, 1999, from $4.0 million in the three months ended September 24, 1998, as a result of lower levels of borrowings required to fund the Company's working capital requirements.

         Taxes. The Company has historically not paid income taxes. Agricultural companies are permitted to calculate taxable income on a cash basis. As a result of the Company's growth, this treatment has enabled the Company to generate significant net operating losses since its inception and accumulate a large net operating loss carryforward. In addition, the Company's effective tax rate has been different than the U.S. statutory rate of 34%. The difference between the Company's effective tax rate and the U.S. statutory rate is due to state tax provisions and other California tax limitations on the use of net operating loss carryforwards. The Company's effective tax rate increased to 39.5% for the three months ended September 30, 1999, from 35.4% for the three months ended September 24, 1998. This increase is primarily the result of the effect that the Company's permanent items have on income, which is projected for the current year, compared to the loss reported in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash needs are primarily to fund seasonal working capital requirements and capital expenditures. During the three months ended September 30, 1999, the Company's primary source of capital was a revolving line of credit.

         On October 15, 1998, the Company entered into a Loan and Security Agreement with Fleet Capital Corporation (the "Fleet Loan Agreement"), and repaid in full its prior credit facility. The Fleet Loan Agreement provides a $70.0 million revolving credit facility, $55.0 of which is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable and $15.0 million of which is available without limitation from November 1 through April 30 each year. As of September 30, 1999, a total of $12.0 million was available under this line of credit.

         During the three months ended September 30, 1999, net cash provided by operating activities was $1.3 million, primarily a result of improved collection efforts offset by increases in inventory. Net cash used in investing activities during the three months ended September 30, 1999, and September 24, 1998, was $0.2 million and $1.4 million, respectively, related to capital expenditures.

The Company is highly leveraged. As of September 30, 1999, the Company has $123.7 million of long-term indebtedness and an accumulated deficit of $38.8 million. Although the Company believes that the cash available from the Fleet Loan Agreement and operations will be sufficient to finance working capital requirements and capital expenditures for the next 12 months, there is no assurance that the Company will be able to generate sufficient cash flows or meet its financial goals and comply with its debt covenants in the future. The Company may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing its indebtedness and capital stock. The Company's debt service obligations have important consequences to holders of its debt, preferred stock, warrants and common stock including the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for operations, acquisitions, future business opportunities and other purposes and increasing the Company's vulnerability to adverse general economic and industry conditions;
(ii) the Company's leveraged position may increase its vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in the Fleet Loan Agreement, the indenture for the outstanding senior subordinated notes and the certificate of designation for the Series A Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

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


         The Company has tested its primary financial systems and hardware and determined that they are Year 2000 compliant. The Company has also completed program changes related to the Year 2000 on its divisional financial systems and certain of its operational and support systems and secondary systems and will continue testing these systems through the end of the year. With respect to its customers, the Company has contacted, or has been contacted by, its major customers and vendors and determined that such customers are Year 2000 compliant.

         Cost of Compliance and Risks of Non-Compliance

         Color Spot believes that the cost of ensuring Year 2000 compliance for its own financial systems, computer hardware, operational and support systems and secondary computer systems was approximately $50,000. Such costs were expensed as incurred. The Company continues to bear some risk, however, related to the Year 2000 issue and could be adversely affected if other entities affiliated with the Company do not appropriately address their own Year 2000 compliance issues. The Company has reviewed the compliance programs of suppliers and service vendors and believes that its major customers are Year 2000 compliant. The

Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of other companies' failure to become Year 2000 compliant on a timely basis. There can be no assurance that such other companies will achieve Year 2000 compliance or that any conversions by such companies to become Year 2000 compliant will be compatible with the Company's computer system. The inability of the Company or any of its principal vendors or customers to become Year 2000 compliant could have a material adverse effect on the Company's financial condition or results of operation.

         Contingency Plan

         The Company has instructed the management of its production facilities to ensure that adequate levels of raw materials are on hand at December 31, 1999 to cover the production plan for the month of January 2000. Because most of the Company's raw material purchases are typically made prior to year-end, the Company does not expect that its contingency plan will have a material effect on cash flows.


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


                                                                  Expected Maturities
                                                                                                There-
Long-term Liabilities:             2000          2001        2002        2003        2004       after       Total
                                  ------        ------      ------      ------      ------      ------      ------
                                                                 (dollars in millions)
Fixed Rate:

    Series A Preferred Stock          --            --          --      $  2.6      $  5.2      $ 89.4      $ 97.2
    Average Interest Rate             13%          13%          13%         13%         13%         13%

    Senior Subordinated Notes     $ 10.5        $ 10.5      $ 10.5      $ 10.5      $ 10.5      $131.5      $184.0
    Average Interest Rate           10.5%         10.5%       10.5%       10.5%       10.5%       10.5%

     Convertible Note                 --            --          --          --          --      $ 12.2      $ 12.2
     Average Interest Rate           8.0%          8.0%        8.0%        8.0%        8.0%        8.0%

     Non-compete Agreements       $  0.1        $  0.1      $  0.1      $  0.1      $  0.1      $  1.0      $  1.5
     Average Interest Rate           9.0%          9.0%        9.0%        9.0%        9.0%        9.0%

Variable Rate:
     Fleet Loan Agreement                                   $ 70.0(1)                                       $ 70.0



(1) On October 15, 1998, the Company entered into the Fleet Loan Agreement, borrowed approximately $32 million, and repaid in full amounts due under its existing credit facility. The Fleet Loan Agreement terminates in October 2001 (fiscal 2002). See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation --Liquidity and Capital Resources" and Note 5 to the Notes to Consolidated Financial Statements. The average interest rate is the Base Rate plus 1.0% or LIBOR plus 3.0%, as defined in the Fleet Loan Agreement.

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

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

 EXHIBIT
 NUMBER                           DESCRIPTION OF DOCUMENT
 ------                           -----------------------

  11.1 Computations of Earnings Per Share -- See Note 6 to the Notes to Consolidated Financial Statements.

  27.1      Financial Data Schedule.

(b)   REPORTS ON FORM 8-K.

      None.

                                    SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date: November 15, 1999.


                                             COLOR SPOT NURSERIES, INC.
                                             a Delaware corporation


                                             By: /s/ Richard E. Parker
                                                --------------------------------
                                             Name:  Richard E. Parker
                                             Title: Chief Executive Officer and
                                                    Director (Principal
                                                    Executive Officer)


                                             By: /s/ Joseph P. O'Neill
                                                --------------------------------
                                             Name:  Joseph P. O'Neill
                                             Title: Executive Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial Officer
                                                    and Principal Accounting
                                                    Officer)

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
  11.1      Computations of Earnings Per Share -- See Note 6 to the Notes to
            Consolidated Financial Statements.

  27.1      Financial Data Schedule.