Form 10-Q
period 1999-12-30
COLOR SPOT NURSERIES INC
filed 2000-02-11
CIK 1015399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                -----------------


                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 1999
                                               -----------------
                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from    to
                                                      ---   ---
                        Commission file number 000-23483
                                               ---------

                               -------------------

                           COLOR SPOT NURSERIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


             DELAWARE                                 68-0363266
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)

 3478 BUSKIRK AVENUE, PLEASANT HILL, CA                 94523
(Address of Principal Executive Offices)              (Zip Code)

  Registrant's Telephone Number, Including Area Code      (925) 934-4443
                                                    -------------------------

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

         As of February 1, 2000 the Registrant had outstanding 6,948,597 shares of Common Stock, par value $0.001 per share.

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

         FOR A DISCUSSION OF THESE FACTORS AND OTHERS, PLEASE SEE THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN BUSINESS FACTORS" OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1999 (AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 28, 1999). READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS MADE IN, OR INCORPORATED BY REFERENCE INTO, THIS QUARTERLY REPORT OR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, ANY DOCUMENT OR STATEMENT REFERRING TO THIS QUARTERLY REPORT OR THE COMPANY'S PRESS RELEASES.

                           COLOR SPOT NURSERIES, INC.


                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                 PAGE
         Item 1.           Financial Statements

                           Consolidated Balance Sheets as of December 30, 1999 and
                           June 30, 1999..........................................................................1

                           Consolidated Statements of Operations for the Three and Six Months
                           Ended December 30, 1999 and December 24, 1998..........................................2

                           Consolidated Statement of Changes in Stockholders' Equity and
                           Comprehensive Loss for the Six Months Ended December 30, 1999..........................3

                           Consolidated Statements of Cash Flow for the Six Months
                           Ended December 30, 1999 and December 24, 1998..........................................4

                           Condensed Notes to Consolidated Financial Statements as of
                           December 30, 1999 .....................................................................5

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations......................................10

         Item 3.           Quantitative and Qualitative Disclosure About
                           Market Risk...........................................................................13



PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings.....................................................................15

         Item 2.           Changes in Securities and Use of Proceeds.............................................15

         Item 3.           Defaults Upon Senior Securities.......................................................15

         Item 4.           Submission of Matters to a Vote of Security Holders...................................15

         Item 5.           Other Information.....................................................................15

         Item 6.           Exhibits and Reports on Form 8-K......................................................15

Signatures.......................................................................................................16


                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        December 30,        June 30,
                                                                                            1999              1999
                                                                                      -----------------  ---------------
                                                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash                                                                                        $ 598          $ 1,420
     Accounts receivable, net of allowances of $1,393 and $1,854, respectively                  18,662           19,956
     Inventories, net                                                                           46,818           33,075
     Prepaid expenses and other                                                                  1,310              723
                                                                                      -----------------  ---------------

         Total current assets                                                                   67,388           55,174

CHRISTMAS TREE INVENTORIES                                                                       5,463            4,749
PROPERTY, PLANT AND EQUIPMENT, net                                                              47,818           50,199
ASSETS HELD FOR SALE                                                                               696              696
INTANGIBLE ASSETS, net                                                                          48,997           50,898
DEFERRED INCOME TAXES                                                                           23,380           18,788
NOTES RECEIVABLE AND  OTHER ASSETS                                                               1,130            1,250
                                                                                      -----------------  ---------------

         Total assets                                                                        $ 194,872        $ 181,754
                                                                                      =================  ===============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable                                                                          $ 8,884          $ 5,188
     Accrued liabilities                                                                        23,534           16,176
     Dividends payable to stockholders                                                             280              257
     Deferred income taxes                                                                      12,541           12,541
     Current maturities of long-term debt                                                          795              828
                                                                                      -----------------  ---------------

         Total current liabilities                                                              46,034           34,990

LONG-TERM DEBT                                                                                 132,408          123,413
                                                                                      -----------------  ---------------

         Total liabilities                                                                     178,442          158,403
                                                                                      -----------------  ---------------

SERIES A PREFERRED STOCK, REDEEMABLE, $0.01 par value, 100,000 shares
     authorized, 51,485 and 48,298 shares issued and outstanding, respectively                  42,760           39,151
REDEEMABLE COMMON STOCK, $0.001 par value, 1,143,339 shares issued
     and outstanding                                                                             2,920            2,689
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $0.001 par value, 50,000,000 shares authorized,
         5,805,258 and 5,811,468 shares issued and outstanding, respectively                        12               12
     Additional paid-in capital                                                                 51,513           51,358
     Treasury stock, 6,226,649 and 6,220,439 shares, respectively                              (45,651)         (45,633)
     Warrants, 825,000 exercisable at $0.01 per share                                            8,250            8,250
     Accumulated deficit                                                                       (43,374)         (32,476)
                                                                                      -----------------  ---------------

         Total stockholders' deficit                                                           (29,250)         (18,489)
                                                                                      -----------------  ---------------

         Total liabilities and stockholders' deficit                                         $ 194,872        $ 181,754
                                                                                      =================  ===============

               The accompanying notes are an integral part of these
                        consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           Three Months Ended                            Six Months Ended
                                                    December 30,        December 24,          December 30,        December 24,
                                                        1999                1998                  1999                1998
                                                  ------------------  ------------------    ------------------  ------------------
                                                     (Unaudited)         (Unaudited)           (Unaudited)         (Unaudited)

NET SALES                                                  $ 49,062            $ 47,921              $ 75,785            $ 75,627
COST OF SALES                                                31,001              32,125                47,327              51,511
                                                  ------------------  ------------------    ------------------  ------------------

   Gross profit                                              18,061              15,796                28,458              24,116

SALES, MARKETING AND DELIVERY EXPENSES                       11,547              11,266                19,284              21,159
GENERAL AND ADMINISTRATIVE EXPENSES                           6,344               5,506                12,182              12,637
AMORTIZATION OF INTANGIBLE ASSETS                               429                 430                   861                 859
                                                  ------------------  ------------------    ------------------  ------------------

   Loss from operations                                        (259)             (1,406)               (3,869)            (10,539)

INTEREST EXPENSE                                              3,964               3,717                 7,658               7,734
OTHER (INCOME) EXPENSE, NET                                      59                (325)                   97                  50
                                                  ------------------  ------------------    ------------------  ------------------

   Loss before income taxes and cumulative
     effect of change in accounting principle                (4,282)             (4,798)              (11,624)            (18,323)

INCOME TAX BENEFIT                                            1,692               1,699                 4,592               6,490
                                                  ------------------  ------------------    ------------------  ------------------

   Loss before cumulative effect of change in                (2,590)             (3,099)               (7,032)            (11,833)
     accounting principle and extraordinary loss

CUMMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, net of tax benefit                                  -                   -                     -               1,687

EXTRAORDINARY LOSS, net of tax benefit                            -                 999                     -                 999
                                                  ------------------  ------------------    ------------------  ------------------

    Net loss                                                 (2,590)             (4,098)               (7,032)            (14,519)

SERIES A PREFERRED STOCK DIVIDENDS/ACCRETION                  1,956               1,631                 3,866               3,130
                                                  ------------------  ------------------    ------------------  ------------------

    Net loss applicable to common stock                    $ (4,546)           $ (5,729)            $ (10,898)          $ (17,649)
                                                  ==================  ==================    ==================  ==================


Basic and diluted loss per common share:
   Loss before cumulative effect of change                  $ (0.65)            $ (0.68)              $ (1.57)            $ (2.16)
     in accounting principle
   Cumulative effect of change in accounting                $ -                 $ -                   $ -                 $ (0.24)
     principle
   Extraordinary loss                                       $ -                 $ (0.15)              $ -                 $ (0.14)
                                                  ------------------  ------------------    ------------------  ------------------

     Total                                                  $ (0.65)            $ (0.83)              $ (1.57)            $ (2.54)
                                                  ==================  ==================    ==================  ==================

Shares used in per share calculation                      6,950,136           6,937,068             6,951,904           6,937,068
                                                  ==================  ==================    ==================  ==================


               The accompanying notes are an integral part of these
                        consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                      (IN THOUSANDS, EXCEPT COMMON SHARES)



                                                                                             Retained      Total
                                                             Additional                      Earnings   Stockholders'
                                           Common    Common   Paid-In   Treasury            (Accumulated    Equity     Comprehensive
                                           Shares    Stock    Capital    Stock    Warrants    Deficit)   (Deficit)     Income/(Loss)
                                         ----------- ------- ---------- --------- --------- ------------ ------------- -------------
Balance, June 30, 1999                    5,811,468      12    51,358    (45,633)  8,250      (32,476)     (18,489)     $ (4,134)

Accretion of Series A preferred stock             -       -         -          -        -        (422)        (422)            -
Accretion of redeemable common stock              -       -         -          -        -        (231)        (231)            -
Exercise of stock options                         -       -         -          -        -           -            -             -
Series A preferred stock dividends                -       -         -          -        -      (3,213)      (3,213)            -
Other                                        (6,210)      -       155        (18)       -           -          137             -
Net loss                                          -       -         -          -        -      (7,032)      (7,032)       (7,032)
                                         ----------- ------- ---------- --------- --------- ------------ ---------- ----------------

Balance, December 30, 1999 (unaudited)    5,805,258    $ 12  $ 51,513   $(45,651) $ 8,250   $ (43,374)   $ (29,250)     $ (7,032)
                                         =========== ======= ========== ========= ========= ============ ========== ================


               The accompanying notes are an integral part of these
                        consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)


                                                                                             Six Months Ended
                                                                                      December 30,      December 24,
                                                                                          1999              1998
                                                                                     ----------------  ----------------
                                                                                       (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                               $ (7,032)        $ (14,519)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                                         3,900             3,633
         Interest paid in kind                                                                   336               322
         Deferred income taxes                                                                (4,592)           (7,980)
         Cumulative effect of change in accounting principle                                       -             2,612
         Write-off of deferred financing costs                                                     -             1,547
         Changes in operating assets and liabilities:
            Decrease in accounts receivable                                                    1,294             2,653
            Increase in inventories                                                          (13,743)           (7,525)
            Decrease (increase) in prepaid expenses and other current assets                    (587)            1,571
            Increase in Christmas tree inventory                                                (714)             (816)
            Decrease in notes receivable and other assets                                        120               351
            Increase (decrease) in accounts payable                                            3,696            (4,660)
            Increase in accrued liabilities                                                    7,911             5,509
                                                                                     ----------------  ----------------
                Net cash used in operating activities                                         (9,411)          (17,302)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets                                                                  (661)           (2,310)
                                                                                     ----------------  ----------------
                Net cash used in investing activities                                           (661)           (2,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds (payments) on cash overdraft                                                   642              (762)
     Purchase of treasury stock                                                                  (18)                -
     Financing costs                                                                               -            (1,869)
     Net borrowings under revolving line of credit                                             9,078            21,935
     Repayments of long-term debt                                                               (452)             (437)
                                                                                     ----------------  ----------------
                Net cash provided by financing activities                                      9,250            18,867

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (822)             (745)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               1,420             2,244
                                                                                     ----------------  ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 598           $ 1,499
                                                                                     ================  ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                                            $ 7,438           $ 7,019
                                                                                     ================  ================
         Income taxes                                                                           $ 26               $ 3
                                                                                     ================  ================


               The accompanying notes are an integral part of these
                        consolidated financial statements.

                           COLOR SPOT NURSERIES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 1999

NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS

         The information contained in the following notes to the consolidated financial statements of Color Spot Nurseries, Inc. (the "Company") is condensed from that which would appear in the annual consolidated financial statements. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for its fiscal year ended June 30, 1999, contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. For purposes of this quarterly report on Form 10-Q, the term "three months or quarter ended December 30, 1999," relates to the period from October 1, 1999, through December 30, 1999, the term "three months or quarter ended December 24, 1998," relates to the period from September 25, 1998, through December 24, 1998, the term "six months ended December 30, 1999" relates to the period from July 1, 1999 through December 30, 1999, and the term "six months ended December 24, 1998," relates to the period from July 1, 1998 through December 24, 1998.

         The Company is a producer and distributor of packaged bedding plants and flowers, groundcover, ornamental plants and shrubs, and commencing in 1997, Christmas trees. As of December 30, 1999, the Company operates 17 production facilities located in 5 states. In addition, the Company owns or leases growing fields for Christmas trees in Oregon, Michigan, North Carolina, and Tennessee. The Company sells primarily to general merchandise stores, home improvement stores, premium independent garden centers and commercial landscapers, located predominantly in California, Texas and other western states.

         During the six months ended December 24, 1998, the Company hired several new executives with significant operating experience to bolster its current management team. The new management team redesigned the Company's organizational structure and quickly implemented measures designed to improve production, distribution and selling efficiencies and reduce product returns and inventory write-offs. One of the tactical initiatives implemented by management has been to adjust the production planning process to better match supply and demand and limit excess inventory while maintaining high quality customer service. This production change has resulted in reduced overproduction and consequently, less inventory shrinkage (i.e. write-off of unsaleable excess inventory). The Company recorded a $3.7 million non-recurring special charge to general and administrative expense during the six months ended December 24, 1998 related to closure or modification to certain facilities, employee severance and relocation and other consulting costs.

         As of December 30, 1999, the Company had $132.4 million of long-term indebtedness and an accumulated deficit of $43.4 million. The Company is highly leveraged and has significant debt service obligations. The Company's debt service obligations will have important consequences to holders of its debt, preferred stock, warrants and common stock including the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for operations, acquisitions, future business opportunities and other purposes and increasing the Company's vulnerability to adverse general economic and industry conditions; (ii) the Company's leveraged position may increase its vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in the new loan

                           COLOR SPOT NURSERIES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 1999

agreement, the indenture for its outstanding senior subordinated notes and the certificate of designation for the Series A Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

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

         The consolidated financial statements as of December 30, 1999, and for the six months ended December 30, 1999, and December 24, 1998, are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The Company's operations are highly seasonal and the results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - INVENTORIES

         Inventories at December 30, 1999 and June 30, 1999, consisted of the following (in thousands):


                                                                         DECEMBER 30,             JUNE 30,
                                                                            1999                    1999
                                                                       -----------------       ---------------
                                                                         (UNAUDITED)
             Current:
                Plants, shrubs and ground cover                         $   46,161              $   33,159
                Raw materials and supplies                                   3,977                   2,471
                Inventory reserves                                          (3,320)                 (2,555)
                                                                       -----------------       ---------------
                   Total current inventories                                46,818                  33,075
             Non-current:
                Christmas trees                                              5,463                   4,749
                                                                       -----------------       ---------------
                    Total inventories                                   $   52,281              $   37,824
                                                                       =================       ===============

                           COLOR SPOT NURSERIES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 1999


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 30, 1999 and June 30, 1999, consisted of the following (in thousands):


                                                                       DECEMBER 30,               JUNE 30,
                                                                           1999                     1999
                                                                    -----------------          ---------------
                                                                       (UNAUDITED)
             Land                                                     $    9,461                $    9,377
             Greenhouses and buildings                                    24,856                    24,817
             Furniture and fixtures                                        5,399                     5,045
             Machinery and equipment                                      16,964                    17,150
             Leasehold improvements                                        6,084                     5,713
             Assets under capital leases                                   1,018                     1,018
                                                                    -----------------          ---------------
                                                                          63,782                    63,120
             Less: Accumulated depreciation                              (15,964)                  (12,921)
                                                                    -----------------          ---------------
                Total property, plant and equipment                   $   47,818                $   50,199
                                                                    -----------------          ---------------


NOTE 4 - INTANGIBLE ASSETS

         Intangible assets at December 30, 1999, and June 30, 1999, consisted of the following (in thousands):


                                                                       DECEMBER 30,                JUNE 30,
                                                                           1999                      1999
                                                                     -----------------         ------------------
                                                                       (UNAUDITED)
             Goodwill                                                  $  47,517                 $  47,517
             Financing costs                                               6,277                     6,302
             Non-compete agreements                                        1,694                     1,694

             Other                                                           917                       916
                                                                     -----------------         ------------------
                                                                          56,405                    56,429
             Less: Accumulated amortization                               (7,408)                   (5,531)
                                                                     -----------------         ------------------
                Total intangible assets                                $  48,997                 $  50,898
                                                                     =================         ==================


         In April 1998, the AICPA issued Statement of Position 98-5 "Reporting on Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires non-governmental entities to expense start-up costs, including organization costs, as incurred. During the first quarter of fiscal 1999, the Company adopted SOP 98-5 on July 1, 1998 and recognized a $2.5 million pre-tax charge ($1.7 million after tax benefit), which was accounted for as a change in accounting principle.

                           COLOR SPOT NURSERIES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 1999


NOTE 5 - DEBT

         Debt at December 30, 1999, and June 30, 1999, consisted of the following (in thousands):


                                                                    DECEMBER 30,                JUNE 30,
                                                                        1999                      1999
                                                               -----------------------    ---------------------
                                                                      (UNAUDITED)

         Revolving line of credit                                $      21,561              $     12,483
         Senior subordinated notes                                     100,000                   100,000
         Convertible note                                                8,986                     8,637
         Non-compete agreements                                            545                       721
         Other                                                           2,111                     2,400
                                                               -----------------------    ---------------------
                                                                       133,203                   124,241
         Less: Current maturities                                         (795)                     (828)
                                                               -----------------------    ---------------------
              Long-term portion                                        132,408                   123,413
                                                               =======================    =====================


         As of December 30, 1999, a total of $21.6 million was outstanding on the Company's revolving line of credit and an additional $26.6 million was available under this line of credit. As of December 30, 1999, the Company was in compliance with its loan covenants.

NOTE 6 -- EARNINGS PER SHARE

         Basic and diluted earnings per share is as follows:


                                          Three Months Ended                        Six Months Ended
                                          December 30, 1999                        December 30, 1999
                                          -----------------                        -----------------

                                                             Per Share                              Per Share
                                  Income/(loss)   Shares      Amount     Income/(loss)    Shares      Amount
                                 -------------- ----------- -----------  --------------  ---------- ----------
                                 (in thousands)                          (in thousands)

      BASIC AND DILUTED EARNINGS PER SHARE:


      Net loss                   $ (2,590)                   $ (0.37)    $ (7,032)                   $ (1.01)


      Preferred stock
        dividends/accretion      (1,956)                       (0.28)      (3,866)                     (0.56)
                                 -----------                -----------  -----------                 -----------
      Net loss applicable to
        common stock             $ (4,546)      6,950,136    $ (0.65)    $ (10,898)      6,951,904   $ (1.57)
                                 -----------                -----------  -----------                 ------------



                                          Three Months Ended                        Six Months Ended
                                          December 24, 1998                        December 24, 1998
                                          -----------------                        -----------------
                                                             Per Share                               Per Share
                                  Income/(loss)   Shares      Amount     Income/(loss)     Shares      Amount
                                 -------------- ----------- -----------  --------------  ----------- ----------
                                 (in thousands)                          (in thousands)

      BASIC AND DILUTED EARNINGS PER SHARE:

      Loss before cumulative
        effect of change in
        accounting principle
        and extraordinary loss    $ (3,099)                  $  (0.44)      $ (11,833)                $ (1.71)


      Preferred stock
        dividends/accretion         (1,631)                     (0.24)         (3,130)                  (0.45)
                                 -----------                ------------    -----------              ------------

      Loss before cumulative
        effect of change in
        accounting principle
        and extraordinary loss
        (including preferred
        stock dividends/accretion)  (4,730)                  $  (0.68)        (14,963)                $ (2.16)

      Cumulative effect of
       change in accounting
       principle                         -                          -          (1,687)                  (0.24)


      Extraordinary loss              (999)                     (0.15)           (999)                  (0.14)
                                 -----------                ------------    -----------              ------------


      Net loss applicable to
        common stock              $ (5,729)      6,937,068   $  (0.83)      $ (17,649)     6,937,068  $ (2.54)
                                 -----------                ------------    -----------              ------------


         For the three and six months ended December 30, 1999 and December 24, 1998, the effect of options, warrants and convertible securities was antidilutive and is therefore excluded from the computation of earnings per share.

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

         During the six months ended December 24, 1998, the Company hired several new executives with significant operating experience to bolster its current management team. The new management team quickly implemented measures designed to improve production and distribution efficiencies and reduce product returns and excess inventory. One of the tactical initiatives implemented by management has been to adjust the production planning process to better match supply and demand and limit excess inventory while maintaining high quality customer service. This production change has resulted in reduced strategic overproduction and reduced inventory shrink (i.e., write-off of unsaleable excess inventory). The Company recorded a $3.7 million pre-tax, non-recurring special charge to general and administrative expense during the six months ended December 24, 1998 related to closure or modification to certain facilities, employee severance and relocation and other non-recurring consulting costs associated with actions taken by the new management team.

THREE MONTHS ENDED DECEMBER 30, 1999, AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 24, 1998

         NET SALES. Net sales increased $1.2 million, or 2.4%, to $49.1 million for the three months ended December 30, 1999, from $47.9 million during the three months ended December 24, 1998. This increase is primarily the result of increased sales to existing customers as well as a slight increase in the Company's Christmas tree sales.

         GROSS PROFIT. Gross profit increased $2.3 million to $18.1 million for the three months ended December 30, 1999, from $15.8 million during the three months ended December 24, 1998. Gross profit as a percentage of net sales increased to 36.8% for the three months ended December 30, 1999, from 33.0% for the three months ended December 24, 1998. The increase in gross profit percentage was primarily the result of decreases in product returns and write-offs of excess inventory, which were accomplished through improved production planning and control combined with management's initiatives to better match supply with demand. These improvements were partially offset by an increase in brokered Christmas trees, which carry a higher cost than grown trees.

         OPERATING EXPENSES. Operating expenses include sales, marketing and delivery expenses, general and administrative expenses, and amortization of intangible assets. Sales, marketing and delivery expenses increased $0.2 million to $11.5 million for the three months ended December 30, 1999, from $11.3 million in the three months ended December 24, 1998. As a percentage of net sales, sales, marketing and delivery expense is 23.5% for the three months ended December 30, 1999, and December 24, 1998.

         General and administrative expenses increased $0.8 million, to $6.3 million for the three months ended December 30, 1999, from $5.5 million in the three months ended December 24, 1998. As a percentage of net sales, general and administrative expenses increased to 12.9% for the three months ended December 30, 1999, from 11.5% for the three months ended December 24, 1998. This increase is the result of increased hiring and a revised compensation structure for key management and other employees to support the Company's operations.

         Amortization of intangible assets was unchanged at $0.4 million for the three months ended December 30, 1999, and the three months ended December 24,1998.

         INTEREST EXPENSE. Interest expense increased $0.3 million to $4.0 million for the three months ended December 30, 1999, from $3.7 million in the three months ended December 24, 1998, as a result of slightly higher interest rates and increased amortization of loan fees due to the Company's refinancing which was finalized during the three months ended December 24, 1998. These increases are offset by decreased levels of borrowing.

         TAXES. The Company has historically not paid income taxes. Agricultural companies are permitted to calculate taxable income on a cash basis. As a result of the Company's growth, this tax treatment has enabled the Company to generate significant net operating losses since its inception and to accumulate a large net operating loss carryforward. In addition, the Company's effective tax rate has been different than the U.S. statutory rate of 34%. The difference between the Company's effective tax rate and the U.S. statutory rate is due to state tax provisions and other California tax limitations on the use of net operating loss carryforwards. The Company's effective tax rate increased to 39.5% for the three months ended December 30, 1999, from 35.4% for the three months ended December 24, 1998. This increase is primarily the result of the effect that the Company's permanent items have on income, which is projected for the current year, as compared to the loss reported in the prior year.

SIX MONTHS ENDED DECEMBER 30, 1999, AS COMPARED TO THE SIX MONTHS ENDED DECEMBER 24, 1998

         NET SALES. Net sales increased $0.2 million, or 0.2%, to $75.8 million for the six months ended December 30, 1999, from $75.6 million during the six months ended December 24, 1998. This increase is primarily the result of increased sales to existing customers as well as a slight increase in the Company's Christmas tree sales, offset by the impact of more conservative store level inventory management, the strategic reduction of unconditional sales programs and less participation in seasonal bedding plant programs.

         GROSS PROFIT. Gross profit increased $4.4 million to $28.5 million for the six months ended December 30, 1999, from $24.1 million during the six months ended December 24, 1998. Gross profit as a percentage of net sales increased to 37.6% for the six months ended December 30, 1999, from 31.2% for the six months ended December 24, 1998. The increase in gross profit percentage was primarily the result of decreases in product returns and write-offs of excess inventory, which were accomplished through improved production planning and control combined with management's initiatives to better match supply with demand. These improvements were partially offset by an increase in brokered Christmas trees, which carry a higher cost than grown trees.

         OPERATING EXPENSES. Operating expenses include sales, marketing and delivery expenses, general and administrative expenses, and amortization of intangible assets. Sales, marketing and delivery expenses decreased $1.9 million to $19.3 million for the six months ended December 30, 1999, from $21.2 million in the six months ended December 24, 1998. As a percentage of net sales, sales, marketing and delivery expenses decreased to 25.5% for the six months ended December 30, 1999, from 28.0% for the six months ended December 24, 1998. This decrease as a percentage of net sales was primarily due to a $2.2 million reduction in distribution expenses as the result of significantly improved delivery efficiencies. As a percentage of net sales, delivery expenses decreased to 13.9% for the six months ended December 30, 1999, from 16.8% for the six months ended December 24, 1998. These efficiencies were generated by reducing the movement of inventory between facilities, increasing the minimum order size, optimizing cubing, better management of truck maintenance, and a change in the fleet structure whereby more trucks are rented rather than leased long-term, resulting in reduced trucks and employees.

         General and administrative expenses decreased $0.4 million, to $12.2 million for the six months ended December 30, 1999, from $12.6 million in the six months ended December 24, 1998. As a percentage of net sales, general and administrative expenses decreased to 16.1% for the six months ended December 30, 1999, from 16.7% for the six months ended December 24, 1998. This decrease is primarily the result of a $3.7 million pre-tax, non-recurring charge during the three months ended September 24, 1998, related to closure or modification to certain facilities, employee severance and relocation and other consulting costs offset by increased hiring and a revised compensation structure for key management and other employees to support the Company's operations.

         Amortization of intangible assets was unchanged at $0.9 million for the six months ended December 30, 1999, and December 24, 1998.

         INTEREST EXPENSE. Interest expense was unchanged at $7.7 million for the six months ended December 30, 1999, and December 24, 1998.

         TAXES. The Company has historically not paid income taxes. Agricultural companies are permitted to calculate taxable income on a cash basis. As a result of the Company's growth, this tax treatment has enabled the Company to generate significant net operating losses since its inception and to accumulate a large net operating loss carryforward. In addition, the Company's effective tax rate has been different than the U.S. statutory rate of 34%. The difference between the Company's effective tax rate and the U.S. statutory rate is due to state tax provisions and other California tax limitations on the use of net operating loss carryforwards. The Company's effective tax rate increased to 39.5% for the six months ended December 30, 1999, from 35.4% for the six months ended December 24, 1998. This increase is primarily the result of the effect that the Company's permanent items have on income, which is projected for the current year, as compared to the loss reported in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash needs are primarily to fund seasonal working capital requirements and capital expenditures. During the three and six months ended December 30, 1999, the Company's primary source of capital was a revolving line of credit.

         On October 15, 1998, the Company entered into a Loan and Security Agreement with Fleet Capital Corporation (the "Fleet Loan Agreement"), and repaid in full its prior credit facility. The Fleet Loan Agreement provides a $70.0 million revolving credit facility, $55.0 of which is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable and $15.0 million of which is available without limitation from October 1 through March 31 each year, as amended in Amendment No. 2 to Loan and Security Agreement. As of December 30, 1999, a total of $26.6 million was available under this line of credit.

         During the six months ended December 30, 1999, net cash used in operating activities was $9.4 million primarily the result of seasonal operating losses and seasonal increases in inventory. Net cash used in investing activities during the six months ended December 30, 1999, and December 24, 1998, was $0.7 million and $2.3 million, respectively, related to capital expenditures. The Company plans to invest approximately $4.0 million during the remainder of fiscal year 2000 to improve its systems and infrastructure as well as add additional capacity, on a limited basis, at certain of its production facilities.

         The Company is highly leveraged. As of December 30, 1999, the Company has $132.4 million of long-term indebtedness and an accumulated deficit of $43.4 million. Although the Company believes that the cash available from the Fleet Loan Agreement and operations will be sufficient to finance working capital requirements and capital expenditures for the next 12 months, there is no assurance that the Company will be able to generate sufficient cash flows or meet its financial goals and comply with its debt covenants in the future. As of February 9, 2000, a total of $27.9 million was outstanding under the Fleet Loan Agreement. As interest payments on the Fleet Loan Agreement float with the market, the Company's liquidity and ability to finance seasonal inventory requirements may be adversely affected by an increase in interest rates.

         The Company may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing its indebtedness and capital stock. The Company's debt service obligations have important consequences to holders of its debt, preferred stock, warrants and common stock including the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for operations, acquisitions, future business opportunities and other purposes and increasing the Company's vulnerability to adverse general economic and industry conditions; (ii) the Company's leveraged position may increase its vulnerability to competitive pressures;
(iii) the financial covenants and
other restrictions contained in the Fleet Loan Agreement, the indenture for the outstanding senior subordinated notes and the certificate of designation for the Series A Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited, especially if interest rates continue to increase.

YEAR 2000 COMPLIANCE PROGRAM

         YEAR 2000 PROBLEM

         The Year 2000 problem is the result of computer programs that use two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software or equipment that has time-sensitive embedded components could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or in miscalculations. Although the Company has not experienced any system-related problems to date either internally or with any third parties, we remain concerned about the potential for problems throughout the year.

         COST OF COMPLIANCE

         The cost of ensuring Year 2000 compliance for its own financial systems, computer hardware, operational and support systems and secondary computer systems was approximately $50,000. Such costs were expensed as incurred.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's liabilities consist primarily of a revolving line of credit, senior subordinated notes, other notes and accounts payable. The Company has also issued Series A Preferred Stock and Redeemable Common Stock. Such liabilities and stockholders' equity have varying levels of sensitivity to changes in market interest rates. Interest rate risk results when, due to different maturity dates and repricing intervals, interest rate indices for interest-bearing liabilities increase relative to income earning assets, thereby creating a risk of decreased net earnings and cash flow. The Fleet Loan Agreement is the Company's only current source of financing subject to a floating interest rate. If interest rates continue to increase, the Company's capital and profitability could be adversely affected.

         The following table provides information about the Company's market sensitive liabilities, categorized by maturity, and constitutes a "forward-looking statement." For more information, please refer to Item 1. "Financial Statements and Notes to Consolidated Financial Statements."


                                                               Expected Maturities
                                                                                         There-
Long-term Liabilities:              2000       2001        2002       2003      2004      after       Total
                                  --------- ---------- ----------- ---------- -------- ------------ -------------
                                                              (dollars in millions)
   Fixed Rate:
       Series A Preferred Stock       -         -          -         $2.6       $5.2      $89.4       $97.2

       Average Interest Rate         13%        13%        13%        13%        13%         13%

       Senior Subordinated Notes  $10.5      $10.5      $10.5      $10.5      $10.5      $131.5      $184.0
       Average Interest Rate       10.5%      10.5%      10.5%      10.5%      10.5%       10.5%

        Convertible Note              -         -          -          -          -        $12.2       $12.2
        Average Interest Rate       8.0%       8.0%       8.0%       8.0%       8.0%        8.0%

        Non-compete Agreements     $0.1       $0.1       $0.1       $0.1       $0.1        $1.0        $1.5
        Average Interest Rate       9.0%       9.0%       9.0%       9.0%       9.0%        9.0%

   Variable Rate:
        Fleet Loan Agreement                            $70.0(1)                                      $70.0


(1) On October 15, 1998, the Company entered into the Fleet Loan Agreement, borrowed approximately $32 million, and repaid in full amounts due under its existing credit facility. The Fleet Loan Agreement terminates in October 2001 (fiscal 2002). See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 5 to the Notes to Consolidated Financial Statements. The average interest rate is the Base Rate plus 1.0% or LIBOR plus 3.0%, as defined in the Fleet Loan Agreement.

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

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS


EXHIBIT
NUMBER                                          DESCRIPTION OF DOCUMENT
-------                                         -----------------------
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

   Date:      February 10, 2000
        -------------------------

                          COLOR SPOT NURSERIES, INC.
                          a Delaware corporation


                          By:      /S/ RICHARD E. PARKER
                          --------------------------------------
                          Name:    Richard E. Parker
                          Title:   Chief   Executive   Officer   and   Director
                                   (PRINCIPAL EXECUTIVE OFFICER)


                          By:      /S/ JOSEPH P. O'NEILL
                          --------------------------------------
                          Name:    Joseph P.O'Neill
                          Title:   Executive    Vice    President   and   Chief
                                   Financial   Officer   (PRINCIPAL   FINANCIAL
                                   OFFICER AND PRINCIPAL ACCOUNTING OFFICER)

                                                   EXHIBIT INDEX

EXHIBIT
NUMBER                                          DESCRIPTION OF DOCUMENT
-------                                         -----------------------
11.1      Computations of Earnings Per Share-- See Note 6 to the Notes to Consolidated Financial Statements.

27.1      Financial Data Schedule.
