Form 10-Q
period 2000-03-30
COLOR SPOT NURSERIES INC
filed 2000-05-15
CIK 1015399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended        MARCH 30, 2000
                                                -------------------------------

                                       OR

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 000-23483

                           COLOR SPOT NURSERIES, INC.

             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                      68-0363266
  (State or Other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)


  3478 BUSKIRK AVENUE, PLEASANT HILL, CA                     94523
   (Address of Principal Executive Offices)                (Zip Code)

    Registrant's Telephone Number, Including Area Code   (925) 934-4443
                                                      -------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO
                                             ----   ----

         As of May 1, 2000 the Registrant had outstanding 6,948,597 shares of Common Stock, par value $0.001 per share.

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

                           COLOR SPOT NURSERIES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                 PAGE

         Item 1.           Financial Statements
                           Consolidated Balance Sheets as of March 30, 2000 and June 30, 1999.....................1

                           Consolidated Statements of Operations for the Three and Nine Months
                           Ended March 30, 2000 and March 25, 1999................................................2

                           Consolidated Statement of Changes in Stockholders' Equity and
                           Comprehensive Loss for the Nine Months Ended March 30, 2000............................3

                           Consolidated Statements of Cash Flow for the Nine Months
                           Ended March 30, 2000 and March 25, 1999................................................4

                           Condensed Notes to Consolidated Financial Statements as of
                           March 30, 2000 ........................................................................5

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

         Item 5.           Other Information.....................................................................14

         Item 6.           Exhibits and Reports on Form 8-K......................................................14

Signatures.......................................................................................................15


                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         March 30,          June 30,
                                                                                            2000              1999

                                                                                      -----------------  ---------------
                                                                                        (Unaudited)


                                             ASSETS
CURRENT ASSETS:

     Cash                                                                                        $ 494          $ 1,420
     Accounts receivable, net of allowances of $1,469 and $1,854, respectively                  25,257           19,956
     Inventories, net                                                                           62,784           33,075
     Prepaid expenses and other                                                                    994              723
                                                                                      -----------------  ---------------

         Total current assets                                                                   89,529           55,174

CHRISTMAS TREE INVENTORIES                                                                       5,962            4,749
PROPERTY, PLANT AND EQUIPMENT, net                                                              47,915           50,199
ASSETS HELD FOR SALE                                                                               696              696
INTANGIBLE ASSETS, net                                                                          48,058           50,898
DEFERRED INCOME TAXES                                                                           22,594           18,788
NOTES RECEIVABLE AND  OTHER ASSETS                                                               1,053            1,250
                                                                                      -----------------  ---------------

         Total assets                                                                        $ 215,807        $ 181,754
                                                                                      =================  ===============


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:

     Accounts payable                                                                         $ 11,200          $ 5,188
     Accrued liabilities                                                                        25,025           16,176
     Dividends payable to stockholders                                                             290              257
     Deferred income taxes                                                                      12,541           12,541
     Current maturities of long-term debt                                                          676              828
                                                                                      -----------------  ---------------

         Total current liabilities                                                              49,732           34,990

LONG-TERM DEBT                                                                                 148,376          123,413
                                                                                      -----------------  ---------------

         Total liabilities                                                                     198,108          158,403
                                                                                      -----------------  ---------------

SERIES A PREFERRED STOCK, REDEEMABLE, $0.01 par value, 100,000 shares
     authorized, 53,157 and 48,298 shares issued and outstanding, respectively                  44,649           39,151
REDEEMABLE COMMON STOCK, $0.001 par value, 1,143,339 shares issued
     and outstanding                                                                             3,036            2,689
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $0.001 par value, 50,000,000 shares authorized, 5,805,258
         and 5,811,468 shares issued and outstanding, respectively                                  12               12
     Additional paid-in capital                                                                 51,590           51,358
     Treasury stock, 6,226,649 and 6,220,439 shares, respectively                              (45,651)         (45,633)
     Warrants, 825,000 exercisable at $0.01 per share                                            8,250            8,250
     Accumulated deficit                                                                       (44,187)         (32,476)
                                                                                      -----------------  ---------------

         Total stockholders' deficit                                                           (29,986)         (18,489)
                                                                                      -----------------  ---------------

         Total liabilities and stockholders' deficit                                         $ 215,807        $ 181,754
                                                                                      =================  ===============


             The accompanying notes are an integral part of
                these consolidated financial statements.

                COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                  (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                 Three Months Ended                  Nine Months Ended
                                                             March 30,        March 25,         March 30,           March 25,
                                                               2000             1999              2000                1999
                                                          ---------------  ---------------  ------------------  ------------------
                                                            (Unaudited)      (Unaudited)       (Unaudited)         (Unaudited)

NET SALES                                                       $ 47,451         $ 42,433           $ 123,236           $ 118,060
COST OF SALES                                                     24,286           20,294              71,613              71,805
                                                          ---------------  ---------------  ------------------  ------------------

         Gross profit                                             23,165           22,139              51,623              46,255

SALES, MARKETING AND DELIVERY EXPENSES                            11,007            9,023              30,291              30,182
GENERAL AND ADMINISTRATIVE EXPENSES                                5,608            5,167              17,790              17,804
AMORTIZATION OF INTANGIBLE ASSETS                                    429              427               1,290               1,286
                                                          ---------------  ---------------  ------------------  ------------------

         Income (loss) from operations                             6,121            7,522               2,252              (3,017)

INTEREST EXPENSE                                                   4,133            4,369              11,791              12,103
OTHER EXPENSE, NET                                                     -               96                  97                 146
                                                          ---------------  ---------------  ------------------  ------------------

         Income (loss) before income taxes and
            cumulative effect of change
            in accounting principle                                1,988            3,057              (9,636)            (15,266)

INCOME TAX BENEFIT (PROVISION)                                      (785)          (1,082)              3,807               5,408
                                                          ---------------  ---------------  ------------------  ------------------
         Income (loss) before cumulative effect of
            change in accounting
            principle and extraordinary loss                       1,203            1,975              (5,829)             (9,858)

CUMMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE, net of tax benefit                                     -                -                   -               1,687

EXTRAORDINARY LOSS, net of tax benefit                                 -                -                   -                 999
                                                          ---------------  ---------------  ------------------  ------------------
         Net income (loss)                                         1,203            1,975              (5,829)            (12,544)

SERIES A PREFERRED STOCK DIVIDENDS/STOCK ACCRETION                 2,016            1,710               5,882               4,840
                                                          ---------------  ---------------  ------------------  ------------------
         Net income (loss) applicable to common stock             $ (813)         $   265           $ (11,711)          $ (17,384)
                                                          ===============  ===============  ==================  ==================

Basic income (loss) per common share:

     Income (loss) before cumulative effect of
         change in accounting principle and
         extraordinary loss                                      $ (0.12)         $ 0.04            $   (1.68)          $   (2.12)
     Cumulative effect of change in accounting principle         $   --           $  --             $      --           $   (0.24)
     Extraordinary loss                                          $   --           $  --             $      --           $   (0.14)
                                                          ---------------  ---------------  ------------------  ------------------

         Total                                                   $ (0.12)         $ 0.04            $   (1.68)          $   (2.51)
                                                          ===============  ===============  ==================  ==================

Shares used in per share calculation                           6,948,597       6,942,981            6,950,806           6,939,039
                                                          ===============  ===============  ==================  ==================

Diluted income (loss) per common share:

     Income (loss) before cumulative effect of
         change in accounting principle and
         extraordinary loss                                      $ (0.12)         $ 0.03            $ (1.68)            $   (2.12)
     Cumulative effect of change in accounting principle         $ --             $  --             $  --               $   (0.24)
     Extraordinary loss                                          $ --             $  --             $  --               $   (0.14)
                                                          ----------------- ------------------  ------------------  --------------

         Total                                                   $ (0.12)         $ 0.03            $ (1.68)            $   (2.51)
                                                          ================= ==================  ==================  ==============

Shares used in per share calculation                           6,948,597       8,144,239          6,950,806             6,939,039
                                                          ================= ==================  ==================  ==============


             The accompanying notes are an integral part of
                these consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                      (IN THOUSANDS, EXCEPT COMMON SHARES)




                                                                           Additional
                                                 Common        Common       Paid-In      Treasury
                                                 Shares         Stock       Capital        Stock      Warrants
                                             --------------- ------------  -----------  ------------ ------------


Balance, June 30, 1999                            5,811,468           12       51,358       (45,633)       8,250

Accretion of Series A preferred stock                     -            -            -             -            -
Accretion of redeemable common stock                      -            -            -             -            -
Exercise of stock options                                 -            -            -             -            -
Series A preferred stock dividends                        -            -            -             -            -
Other                                                (6,210)           -          232           (18)           -
Net loss                                                  -            -            -             -            -
                                             --------------- ------------  -----------  ------------ ------------

Balance, March 30, 2000 (unaudited)               5,805,258         $ 12     $ 51,590      $(45,651)     $ 8,250
                                             =============== ============  ===========  ============ ============


                                           Retained           Total
                                           Earnings       Stockholders'
                                        (Accumulated        Equity        Comprehensive
                                           Deficit)         (Deficit)      Income/(Loss)
                                      -----------------  --------------  ----------------


Balance, June 30, 1999                        (32,476)        (18,489)         $ (4,134)

Accretion of Series A preferred stock            (639)           (639)                -
Accretion of redeemable common stock             (347)           (347)                -
Exercise of stock options                           -               -                 -
Series A preferred stock dividends             (4,896)         (4,896)                -
Other                                               -             214                 -
Net loss                                       (5,829)         (5,829)           (5,829)
                                     -----------------  --------------  ----------------

Balance, March 30, 2000 (unaudited)         $ (44,187)      $ (29,986)         $ (5,829)
                                     =================  ==============  ================




             The accompanying notes are an integral part of
                these consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)


                                                                                             Nine Months Ended
                                                                                        March 30,         March 25,
                                                                                          2000              1999
                                                                                     ----------------  ----------------
                                                                                       (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                               $ (5,829)        $ (12,544)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                                         5,865             5,553
         Interest paid in kind                                                                   502               496
         Deferred income taxes                                                                (3,806)           (6,867)
         Cumulative effect of change in accounting principle                                       -             2,612
         Write-off of deferred financing costs                                                     -             1,547
         Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable                                        (5,301)            4,589
            Increase in inventories                                                          (29,709)          (11,527)
            Decrease (increase) in prepaid expenses and other current assets                    (271)              891
            Decrease (increase) in Christmas tree inventory                                   (1,213)              356
            Decrease in notes receivable and other assets                                        197               366
            Increase (decrease) in accounts payable                                            6,012            (5,643)
            Increase in accrued liabilities                                                    9,995             3,381
                                                                                     ----------------  ----------------
                Net cash used in operating activities                                        (23,558)          (16,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets                                                                (2,293)           (2,382)
                                                                                     ----------------  ----------------
                Net cash used in investing activities                                         (2,293)           (2,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds on cash overdraft                                                              634                96
     Purchase of treasury stock                                                                  (18)              (85)
     Financing costs                                                                               -            (1,983)
     Net borrowings under revolving line of credit                                            24,999            21,176
     Repayments of long-term debt                                                               (690)             (712)
                                                                                     ----------------  ----------------
                Net cash provided by financing activities                                     24,925            18,492

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (926)             (680)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               1,420             2,244
                                                                                     ----------------  ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 494           $ 1,564
                                                                                     ================  ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                                            $ 8,797           $ 8,061
                                                                                     ================  ================
         Income taxes                                                                           $ 89              $ 26
                                                                                     ================  ================



The accompanying notes are an integral part of these consolidated financial statements.

                           COLOR SPOT NURSERIES, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 30, 2000

NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS

         The information contained in the following notes to the consolidated financial statements of Color Spot Nurseries, Inc. (the "Company") is condensed from that which would appear in the annual consolidated financial statements. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for its fiscal year ended June 30, 1999, contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. For purposes of this quarterly report on Form 10-Q, the term "three months or quarter ended March 30, 2000," relates to the period from December 31, 1999, through March 30, 2000, the term "three months or quarter ended March 25, 1999," relates to the period from December 25, 1998, through March 25, 1999, the term "nine months ended March 30, 2000" relates to the period from July 1, 1999 through March 30, 2000, and the term "nine months ended March 25, 1999," relates to the period from July 1, 1998 through March 25, 1999.

         The Company is a producer and distributor of packaged bedding plants and flowers, groundcover, ornamental plants and shrubs, and commencing in 1997, Christmas trees. As of March 30, 2000, the Company operates 17 production facilities located in five states. In addition, the Company owns or leases growing fields for Christmas trees in Oregon, Michigan, North Carolina, and Tennessee. The Company sells primarily to general merchandise stores, home improvement stores, premium independent garden centers and commercial landscapers, located predominantly in California, Texas and other western states.

         During the nine months ended March 25, 1999, the Company hired several new executives with significant operating experience to bolster its current management team. The new management team redesigned the Company's organizational structure and quickly implemented measures designed to improve production, distribution and selling efficiencies and reduce product returns and inventory write-offs. One of the tactical initiatives implemented by management has been to adjust the production planning process to better match supply and demand and limit excess inventory while maintaining high quality customer service. This production change has resulted in reduced overproduction and consequently, less inventory shrinkage (i.e. write-off of unsaleable excess inventory). The Company recorded a $3.7 million non-recurring special charge to general and administrative expense during the nine months ended March 25, 1999 related to closure or modification of certain facilities, employee severance and relocation and other consulting costs.

         As of March 30, 2000, the Company had $148.4 million of long-term indebtedness and an accumulated deficit of $44.2 million. The Company is highly leveraged and has significant debt service obligations. The Company's debt service obligations will have important consequences to holders of its debt, preferred stock, warrants and common stock including the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for operations, acquisitions, future business opportunities and other purposes and increasing the Company's vulnerability to adverse general economic and industry conditions; (ii) the Company's leveraged position may increase its vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in the new loan agreement, the indenture for its outstanding senior subordinated notes and the certificate of designation for the Series A Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

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

         The consolidated financial statements as of March 30, 2000, and for the three and nine months ended March 30, 2000, and March 25, 1999, are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The Company's operations are highly seasonal and the results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.


NOTE 2 - INVENTORIES

         Inventories at March 30, 2000 and June 30, 1999, consisted of the following (in thousands):


                                                            MARCH 30,           JUNE 30,
                                                              2000                1999
                                                       ------------------   ------------------
                                                           (UNAUDITED)
             Current:
                Plants, shrubs and ground cover        $        61,120      $      33,159
                Raw materials and supplies                       5,056              2,471
                Inventory reserves                              (3,392)            (2,555)
                                                       ------------------   ------------------
                   Total current inventories                    62,784             33,075
             Non-current:
                Christmas trees                                  5,962              4,749
                                                       ------------------   ------------------
                   Total inventories                   $        68,746      $      37,824
                                                       ==================   ==================


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at March 30, 2000 and June 30, 1999, consisted of the following (in thousands):



                                                                        MARCH 30,            JUNE 30,
                                                                          2000                1999
                                                                   ------------------   ------------------
                                                                      (UNAUDITED)
             Land                                                  $            9,461   $           9,377
             Greenhouses and buildings                                         24,879              24,817
             Furniture and fixtures                                             5,400               5,045
             Machinery and equipment                                           17,126              17,150
             Leasehold improvements                                             7,534               5,713
             Assets under capital leases                                        1,018               1,018
                                                                   ------------------   ------------------
                                                                               65,418              63,120
             Less: Accumulated depreciation                                   (17,503)            (12,921)
                                                                   ------------------   ------------------
                Total property, plant and equipment                $           47,915   $          50,199
                                                                   ==================   ==================


NOTE 4 - INTANGIBLE ASSETS

         Intangible assets at March 30, 2000, and June 30, 1999, consisted of the following (in thousands):


                                                                          MARCH 30,                JUNE 30,
                                                                           2000                      1999
                                                                     -----------------         ------------------
                                                                       (UNAUDITED)
             Goodwill                                                $         47,517          $       47,517
             Financing costs                                                    6,277                   6,302
             Non-compete agreements                                             1,694                   1,694
             Other                                                                917                     916
                                                                     -----------------         ------------------
                                                                               56,405                  56,429
                                                                     -----------------         ------------------
             Less: Accumulated amortization                                    (8,347)                 (5,531)
                                                                     -----------------         ------------------
                Total intangible assets                              $         48,058          $       50,898
                                                                     =================         ==================


         In April 1998, the AICPA issued Statement of Position 98-5 "Reporting on Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires non-governmental entities to expense start-up costs, including organization costs, as incurred. During the first quarter of fiscal 1999, the Company adopted SOP 98-5 and recognized a $2.5 million pre-tax charge ($1.7 million after tax benefit), which was accounted for as a change in accounting principle.

NOTE 5 - DEBT

         Debt at March 30, 2000, and June 30, 1999, consisted of the following (in thousands):


                                                   MARCH 30,                  JUNE 30,
                                                      2000                      1999
                                             -----------------------    ---------------------
                                                    (UNAUDITED)
         Revolving line of credit            $            37,482        $          12,483
         Senior subordinated notes                       100,000                  100,000
         Convertible note                                  9,158                    8,637
         Non-compete agreements                              440                      721
         Other                                             1,972                    2,400
                                             -----------------------    ---------------------
                                                         149,052                  124,241
         Less: Current maturities                           (676)                    (828)
                                             -----------------------    ---------------------
              Long-term portion                          148,376                  123,413
                                             =======================    =====================


         As of March 30, 2000, a total of $37.5 million was outstanding on the Company's revolving line of credit and an additional $18.4 million was available under this line of credit. As of March 30, 2000, the Company was in compliance with its loan covenants.

NOTE 6 -- EARNINGS PER SHARE

         Basic and diluted earnings per share is as follows:



                                               Three Months Ended                          Nine Months Ended
                                                 MARCH 25, 2000                              March 25, 2000
                                                 --------------                              --------------
                                    Income/                       Per Share         Income/                     Per Share
                                     (loss)          Shares        Amount           (loss)         Shares        Amount
                                   -----------     -----------    ----------      -----------    ----------    -----------
                                      (in                                            (in
                                   thousands)                                      thousands)
      BASIC AND DILUTED EARNINGS
      PER SHARE:

      Net loss                        $1,203                       $ 0.17          $ (5,829)                     $ (0.84)

      Preferred stock dividends/
        stock accretion               (2,016)                       (0.29)           (5,882)                       (0.84)
                                   -----------                    ----------      -----------                    ---------
      Net loss applicable to
        to common stock               $ (813)       6,948,597      $(0.12)         $(11,711)      6,950,806       $(1.68)
                                   ===========     ===========    ===========      ===========    ===========    =========





                                               Three Months Ended                          Nine Months Ended
                                                 March 25, 1999                              March 25, 1999
                                                 --------------                              --------------
                                                                    Per
                                    Income/                        Share            Income/                     Per Share
                                     (loss)          Shares        Amount           (loss)         Shares        Amount
                                   -----------     -----------    ----------      -----------    ----------    -----------
                                   (in                                            (in
                                   thousands)                                     thousands)

      BASIC EARNINGS PER SHARE:

      Income (loss) before
        cumulative effect of change
        in accounting principle
        and extraordinary loss      $ 1,975                        $    0.29       $ (9,858)                    $  (1.42)

      Preferred stock dividends/
        stock accretion              (1,710)                           (0.25)        (4,840)                       (0.70)
                                   -----------                     ----------      -----------                  ---------

      Income (loss) before
        cumulative effect of change
        in accounting principle
        and extraordinary loss
        (including preferred stock
        dividends/stock accretion)  $   265                         $   0.04       $(14,698)                      $(2.12)


      Cumulative effect of change
        in accounting principle         -                                -           (1,687)                       (0.24)

      Extraordinary loss                -                                -             (999)                       (0.15)
                                   -----------                    ----------      -----------    ----------    -----------

      Net income (loss) applicable
        to common stock             $   265         6,942,981      $    0.04        $(17,384)     6,939,039        $(2.51)
                                   -----------     -----------    ----------      -----------    ----------    -----------

      DILUTED EARNINGS PER SHARE:

      Convertible debt, options,
      etc.                                          1,201,258                                             -

      Net income (loss) applicable
         to common stock           $    265         8,144,239      $    0.03       $(17,384)      6,939,039       $ (2.51)
                                   -----------     -----------    ----------      -----------    ----------    -----------


         For the three and nine months ended March 30, 2000 and the nine months ended March 25, 1999, the effect of options, warrants and convertible securities was antidilutive and is therefore excluded from the computation of earnings per share.

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

         During the nine months ended March 25, 1999, the Company hired several new executives with significant operating experience to bolster its current management team. The new management team quickly implemented measures designed to improve production and distribution efficiencies and reduce product returns and excess inventory. One of the tactical initiatives implemented by management has been to adjust the production planning process to better match supply and demand and limit excess inventory while maintaining high quality customer service. This production change has resulted in reduced strategic overproduction and reduced inventory shrink (i.e., write-off of unsaleable excess inventory). The Company recorded a $3.7 million pre-tax, non-recurring special charge to general and administrative expense during the nine months ended March 25, 1999 related to closure or modification to certain facilities, employee severance and relocation and other non-recurring consulting costs associated with actions taken by the new management team.

THREE MONTHS ENDED MARCH 30, 2000, AS COMPARED TO THE THREE MONTHS ENDED MARCH 25, 1999

         NET SALES. Net sales increased $5.0 million, or 1.8%, to $47.5 million for the three months ended March 30, 2000, from $42.4 million during the three months ended March 25, 1999. This increase is primarily the result of increased sales to existing general merchandise and home improvement store customers.

         GROSS PROFIT. Gross profit increased $1.1 million to $23.2 million for the three months ended March 30, 2000, from $22.1 million during the three months ended March 25, 1999. Gross profit as a percentage of net sales decreased to 48.8% for the three months ended March 30, 2000, from 52.1% for the three months ended March 25, 1999. This decrease in gross profit as a percent of sales is primarily due to inefficiencies at certain facilities in addition to a shift in product mix.

         OPERATING EXPENSES. Operating expenses include sales, marketing and delivery expenses, general and administrative expenses, and amortization of intangible assets. Sales, marketing and delivery expenses increased $2.0 million to $11.0 million for the three months ended March 30, 2000, from $9.0 million in the three months ended March 25, 1999. As a percentage of net sales, sales, marketing and delivery expense increased to 23.2% for the three months ended March 30, 2000, from 21.3% for the three months ended March 25, 1999. This increase is primarily the result of an increase of $1.0 million in delivery expenses due to higher volume and increased fuel costs. Sales and marketing expenses also increased $1.0 million, due to sales and merchandising personnel added to provide expanded services to customers.

         General and administrative expenses increased $0.4 million, to $5.6 million for the three months ended March 30, 2000, from $5.2 million for the three months ended March 25, 1999. As a percentage of net sales, general and administrative expenses decreased to 11.8% for the three months ended March 30, 2000, from 12.2% for the three months ended March 25, 1999. This increase in expense is the result of increased hiring and a revised compensation structure for key management and other employees to support the Company's operations.

         Amortization of intangible assets was unchanged at $0.4 million for the three months ended March 30, 2000, and the three months ended March 25, 1999.

         INTEREST EXPENSE. Interest expense decreased $0.3 million to $4.1 million for the three months ended March 30, 2000, from $4.4 million in the three months ended March 25, 1999, as a result of decreased levels of borrowing offset slightly by higher interest rates.

         TAXES. The Company has historically not paid income taxes. Agricultural companies are permitted to calculate taxable income on a cash basis. As a result of the Company's growth, this tax treatment has enabled the Company to generate significant net operating losses since its inception and to accumulate a large net operating loss carryforward. In addition, the Company's effective tax rate has been different than the U.S. statutory rate of 34%. The difference between the Company's effective tax rate and the U.S. statutory rate is due to state tax provisions and other California tax limitations on the use of net operating loss carryforwards. The Company's effective tax rate increased to 39.5% for the three months ended March 30, 2000, from 35.4% for the three months ended March 25, 1999. This increase is primarily the result of the effect that the Company's permanent book-tax differences have on income, which is projected for the current year, as compared to the loss reported in the prior year.

NINE MONTHS ENDED MARCH 30, 2000, AS COMPARED TO THE NINE MONTHS ENDED MARCH 25, 1999

         NET SALES. Net sales increased $5.1 million, or 4.4%, to $123.2 million for the nine months ended March 30, 2000, from $118.1 million during the nine months ended March 25, 1999. This increase is primarily the result of increased sales to existing home improvement store customers as well as a slight increase in the Company's Christmas tree sales, offset by the impact of more conservative store level inventory management.

         GROSS PROFIT. Gross profit increased $5.3 million to $51.6 million for the nine months ended March 30, 2000, from $46.3 million during the nine months ended March 25, 1999. Gross profit as a percentage of net sales increased to 41.9% for the nine months ended March 30, 2000, from 39.2% for the nine months ended March 25, 1999. The increase in gross profit percentage was primarily the result of decreases in product returns and write-offs of excess inventory, which were accomplished through improved production planning and control combined with management's initiatives to better match supply with demand. These improvements were partially offset by an increase in brokered Christmas trees, which carry a higher cost than grown trees.

         OPERATING EXPENSES. Operating expenses include sales, marketing and delivery expenses, general and administrative expenses, and amortization of intangible assets. Sales, marketing and delivery expenses increased $0.1 million to $30.3 million for the nine months ended March 30, 2000, from $30.2 million in the nine months ended March 25, 1999. As a percentage of net sales, sales, marketing and delivery expenses decreased to 24.6% for the nine months ended March 30, 2000, from 25.6% for the nine months ended March 25, 1999. This decrease as a percentage of net sales was primarily due to a $1.2 million reduction in distribution expenses as the result of significantly improved delivery efficiencies. As a percentage of net sales, delivery expenses decreased to 12.9% for the nine months ended March 30, 2000, from 14.5% for the nine months ended March 25, 1999. These efficiencies were generated by reducing the movement of inventory between facilities, increasing the minimum order size, optimizing cubing, better management of truck maintenance, and a change in the fleet structure whereby more trucks are rented rather than leased long-term, resulting in reduced trucks and employees during off-season. The efficiencies in distribution were offset by increased volume and higher fuel costs. Sales and marketing expense increased$1.3 million due to additions to the Company's sales force in order to provide added services to its customers and increased hiring in sales and marketing management.

         General and administrative expense was unchanged at $17.8 million for the nine months ended March 30, 2000, and March 25, 1999. As a percentage of net sales, general and administrative expenses decreased to 14.4% for the nine months ended March 30, 2000, from 15.1% for the nine months ended March 25, 1999. This decrease is primarily the result of a $3.7 million pre-tax, non-recurring charge during the three months ended September 24, 1998, related to closure or modification of certain facilities, employee severance and relocation and other consulting costs offset by increased hiring and a revised compensation structure for key management and other employees to support the Company's operations.

         Amortization of intangible assets was unchanged at $1.3 million for the nine months ended March 30, 2000, and March 25, 1999.

         INTEREST EXPENSE. Interest expense decreased $0.3 million to $11.8 million for the nine months ended March 30, 2000, from $12.1 million for the nine months ended March 25, 1999. This decrease is mainly due to decreased levels of borrowing offset slightly by higher interest rates and increased amortization of loan fees due to the Company's refinancing which was finalized during the three months ended December 24, 1998.

         TAXES. The Company has historically not paid income taxes. Agricultural companies are permitted to calculate taxable income on a cash basis. As a result of the Company's growth, this tax treatment has enabled the Company to generate significant net operating losses since its inception and to accumulate a large net operating loss carryforward. In addition, the Company's effective tax rate has been different than the U.S. statutory rate of 34%. The difference between the Company's effective tax rate and the U.S. statutory rate is due to state tax provisions and other California tax limitations on the use of net operating loss carryforwards. The Company's effective tax rate increased to 39.5% for the nine months ended March 30, 2000, from 35.4% for the nine months ended March 25, 1999. This increase is primarily the result of the effect that the Company's permanent book-tax differences have on income, which is projected for the current year, as compared to the loss reported in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash needs are primarily to fund seasonal working capital requirements and capital expenditures. During the three and nine months ended March 30, 2000, the Company's primary source of capital was a revolving line of credit.

         On October 15, 1998, the Company entered into a Loan and Security Agreement with Fleet Capital Corporation (the "Fleet Loan Agreement"), and repaid in full its prior credit facility. The Fleet Loan Agreement provides a $70.0 million revolving credit facility, $55.0 of which is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable and $15.0 million of which is available without limitation from October 31 through April 30 each year, as amended in Amendment No. 3 to Loan and Security Agreement. As of March 30, 2000, a total of $18.4 million was available under this line of credit.

         During the nine months ended March 30, 2000, net cash used in operating activities was $23.6 million primarily the result of seasonal operating losses and seasonal increases in inventory. Net cash used in investing activities during the nine months ended March 30, 2000, and March 25, 1999, was $2.3 million and $2.4 million, respectively, related to capital expenditures. The Company plans to invest approximately $3.2 million during the remainder of fiscal year 2000 to improve its systems and infrastructure as well as add additional capacity, on a limited basis, at certain of its production facilities.

         The Company is highly leveraged. As of March 30, 2000, the Company has $148.4 million of long-term indebtedness and an accumulated deficit of $44.2 million. Although the Company believes that the cash available from the Fleet Loan Agreement and operations will be sufficient to finance working capital requirements and capital expenditures for the next 12 months, there is no assurance that the Company will be able to generate sufficient cash flows or meet its financial goals and comply with its debt covenants in the future. As of April 27, 2000, a total of $35.9 million was outstanding under the Fleet Loan Agreement. As interest payments on the Fleet Loan Agreement float with the market, the Company's liquidity and ability to finance seasonal inventory requirements may be adversely affected by an increase in interest rates.

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




                                        Expected Maturities (by Fiscal Year)


                                                                                     There-
Long-term Liabilities:        2000       2001        2002       2003      2004       after      Total
                            -------------------------------------------------------------------------------
                                                             (dollars in millions)
   Fixed Rate:
       Series A Preferred
       Stock                    -          -          -         $2.6       $5.2       $89.4      $97.2
       Average Interest Rate   13%        13%        13%        13%        13%        13%

       Senior Subordinated
             Notes            $10.5      $10.5      $10.5      $10.5      $10.5      $131.5     $184.0
       Average Interest
             Rate              10.5%     10.5%       10.5%     10.5%      10.5%      10.5%

        Convertible Note        -          -          -          -          -        $12.2      $12.2
        Average Interest
             Rate               8.0%       8.0%       8.0%       8.0%       8.0%       8.0%

        Non-compete
             Agreements        $0.1       $0.1       $0.1       $0.1       $0.1       $1.0       $1.5
        Average Interest
             Rate               9.0%       9.0%       9.0%       9.0%       9.0%       9.0%

   Variable Rate:
        Fleet Loan
        Agreement                                   $70.0(1)                                    $70.0




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

         Date:  MAY 15, 2000

                                  COLOR SPOT NURSERIES, INC.
                                  a Delaware corporation

                                  By:        /s/ Richard E. Parker
                                           ------------------------------------
                                  Name:    Richard E. Parker
                                  Title:   Chief Executive Officer and Director
                                           (PRINCIPAL EXECUTIVE OFFICER)

                                  By:        /s/ Joseph P. O'Neill
                                           ------------------------------------
                                  Name:    Joseph P.O'Neill
                                  Title:   Executive Vice President and Chief
                                           Financial Officer (PRINCIPAL
                                           FINANCIAL OFFICER AND PRINCIPAL
                                           ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
-------                            -----------------------

11.1 Computations of Earnings Per Share-- See Note 6 to the Notes to Consolidated Financial Statements.

27.1     Financial Data Schedule.