Form 10-K
period 2000-06-30
COLOR SPOT NURSERIES INC
filed 2000-10-16
CIK 1015399

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to _____________________

                        Commission file number 000-23483

                           COLOR SPOT NURSERIES, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                68-0363266
 ----------------------------------------------      --------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)


              3478 BUSKIRK AVENUE
           PLEASANT HILL, CALIFORNIA                           94523
 ----------------------------------------------      --------------------------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (925) 934-4443


Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class          Name of Each Exchange on Which Registered
 --------------------------------   --------------------------------------------
              None                                     None


Securities registered pursuant to Section 12(g) of the Act:

  13%Series A Cumulative Preferred Stock and Warrants to purchase Common Stock
 -------------------------------------------------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's voting stock held as of September 1, 2000 by non-affiliates of the Registrant was $2,311,374. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 770,458 shares of voting stock are held by non-affiliates. As of September 1, 2000, the Registrant had 6,948,597 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         None.


FORWARD-LOOKING STATEMENTS

         Certain statements under the captions "Items 1 and 2. Business and Properties," "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk," and elsewhere throughout this Annual Report on Form 10-K ("Annual Report") of Color Spot Nurseries, Inc. which are not historical in nature are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements deal with the current intentions, beliefs and expectations of management with respect to our business and are typically identified by phrases such as "We plan," "Management believes" and other phrases of similar meaning. These statements involve known and unknown risks and other factors which may cause our actual results, levels of activity, performance or achievements to differ, perhaps materially, from anticipated results. These risks and uncertainties include, among others:

         -        our substantial leverage and debt service;

         - restrictions imposed by debt covenants and the effect of a default on our operations;

         -        our ability to integrate acquired facilities into our network;

         -        changes in our operating strategy;

         - the uncertainty of additional financing to fund future capital needs;

         -        weather and general agricultural risks;

         -        seasonality and the variability of quarterly results;

         -        our dependence on major customers such as Home Depot;

         - regulatory constraints and changes in laws or regulations concerning the gardening industry;

         -        labor laws and changes in the minimum wage;

         -        our short operating history under current management;

         -        sensitivity to price increases of certain raw materials;

         -        our dependence on leased facilities;

         -        lack of a market for our securities; and

         - other factors as may be identified from time to time in our filings with the Securities and Exchange

                  Commision or in our press releases.

         FOR A DISCUSSION OF THESE FACTORS AND OTHERS, PLEASE SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- CERTAIN BUSINESS CONSIDERATIONS" OF THIS ANNUAL REPORT. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS MADE IN, OR INCORPORATED BY REFERENCE INTO, THIS ANNUAL REPORT OR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, ANY DOCUMENT OR STATEMENT REFERRING TO THIS ANNUAL REPORT OR OUR PRESS RELEASES.

                           COLOR SPOT NURSERIES, INC.

                               INDEX TO FORM 10-K


                                                                                                               PAGE
                                                                                                               ----
PART I   .........................................................................................................1
         Items 1.  and  2.  Business and Properties...............................................................1
         Item 3.      Legal Proceedings...........................................................................9
         Item 4.      Submission of Matters to a Vote of Security Holders.........................................9

PART II  .........................................................................................................9
         Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......................9
         Item 6.      Selected Consolidated Financial Data.......................................................10
         Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......12
         Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.................................23
         Item 8.      Financial Statements and Supplementary Data................................................24
         Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......24

PART III ........................................................................................................25
         Item 10.    Directors and Executive Officers of the Registrant..........................................25
         Item 11.    Executive Compensation......................................................................27
         Item 12.    Security Ownership of Certain Beneficial Owners and Management..............................31
         Item 13.    Certain Relationships and Related Transactions..............................................33

PART IV ........................................................................................................ 34
         Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................34

                           COLOR SPOT NURSERIES, INC.

                                ANNUAL REPORT ON

                                    FORM 10-K

                          FOR YEAR ENDED JUNE 30, 2000


                                     PART I


ITEMS 1.  AND  2.  BUSINESS AND PROPERTIES.

OVERVIEW

         Color Spot Nurseries, Inc. and its consolidated subsidiaries is one of the largest wholesale nurseries in the United States, based on revenue and greenhouse square footage. We provide a wide assortment of high quality plants as well as extensive merchandising services primarily to leading home centers and mass merchants, and to premium independent garden centers. Currently, we distribute products to over 2,800 retail and 1,000 commercial customers, representing over 10,000 locations, primarily in the western and southwestern regions of the United States.

         We believe we are one of the few wholesale nurseries that has the scale and distribution capabilities necessary to provide large volumes of high quality product to our retail customers on a multi-regional basis. We currently produce over 2,500 varieties of live plants, including bedding plants, shrubs, flowering potted plants, ground cover and fresh cut Christmas trees. Through our sales force of approximately 260 sales and merchandising personnel, we also provide our retail customers with a broad array of value-added services, such as in-store merchandising, product display and maintenance, promotional planning and product reordering. We believe that providing these services differentiates us from our competitors and establishes us as a preferred supplier in the industry. We operate 17 nursery production facilities located in California, Texas, Oregon and Washington and Christmas tree growing fields in Oregon, Michigan, North Carolina and Tennessee.

HISTORY

         Color Spot America, Inc., a predecessor of Color Spot Nurseries, Inc., was founded in 1983 and has grown to become one of the largest bedding plant producers in California. Between 1992 and 1995, net sales and profitability of the business declined. In December 1996, Kohlberg & Company, LLC, acquired a majority interest in our company. Since that time, senior management has implemented a number of strategic and operational programs designed to improve our customer relationships and financial results. These initiatives included revamping our merchandising programs, revising our pricing strategies, renewing our focus on operating efficiencies and restructuring our sales organization. We embarked on an aggressive acquisition strategy and completed 13 acquisitions between October 1996 and September 1997. In 1999, we recruited two new executives. Richard E. Parker joined us as our Chief Executive Officer in June 1999 after holding various positions at ABT Building Products Corporation, most recently as Chief Operating Officer. Joseph P. O'Neill joined us in June 1999 as our Chief Financial Officer and also became Chief Operating Officer in September 2000. Mr. O'Neill was also previously with ABT Building Products Corporation, most recently serving as Chief Financial Officer.

         In fiscal 1999 we closed two production facilities to reduce excess capacity and improve financial performance. The following table sets forth changes in the number of production facilities in the last four fiscal years:


                                                                           FISCAL YEAR
                                                                           -----------
                                                           1997           1998          1999         2000
                                                           ----           ----          ----         ----
Production facilities at beginning of the period             6             13            19           17
Production facilities acquired/(closed)                      7              6            (2)           -
Production facilities at end of the period                  13             19            17           17
                                                            ==             ==            ==           ==

         1996 RECAPITALIZATION. In December 1996, we completed a recapitalization in which KCSN Acquisition Company, L.P., an affiliate of Kohlberg & Company, LLC, acquired newly issued shares constituting a majority interest in our company and in which we repurchased shares of Common Stock held by management and other shareholders. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Certain Business Considerations" and "Item 13. Certain Relationships and Related Transactions."

         1997 OFFERINGS. In December 1997, we completed a public offering of 40,000 Units at $1,000 per unit, with each unit consisting of one share of 13% Series A Cumulative Preferred Stock and 20.625 Warrants, each representing the right to purchase one share of common stock for a total of 825,000 warrants. Concurrently, we completed a public offering of $100 million aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2007. The net proceeds of the two 1997 offerings of $133.5 million were used to repay debt.

INDUSTRY

         Gardening is one of the most popular leisure activities in the United States. According to the 1998-1999 National Gardening Survey conducted by the Gallup Organization, Inc., 65% of the approximately 103 million U.S. households participated in some form of gardening in 1998. We believe that the popularity of gardening is likely to increase in coming years. According to the National Gardening Survey, the demographic group that spends the most money per capita on gardening is individuals age 50 and older. This group will be the fastest growing demographic group through the year 2010, according to the U.S. Census.

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

         Despite this retail consolidation, the wholesale nursery industry is still highly fragmented, and is characterized by local, independent nurseries. Due to the fragmented nature of the wholesale nursery industry, we believe the opportunity for a branded, well capitalized and professionally managed company to lead the consolidation of this industry continues to be viable and attractive. We also compete in the fresh cut Christmas tree market.

BUSINESS STRATEGY

         Our long-term goals are to enhance our leadership position in the wholesale nursery industry in our established markets and to become the market share leader in targeted new regions nationwide. Our business strategy is designed to meet the increasing demands of retail customers and consumers, both of which are critical to our success. Our business strategy includes the following four key elements.

         OFFER BROAD SELECTION OF HIGH QUALITY PRODUCTS

         We provide retail customers and consumers with a broad selection of high quality live plants. Through frequent deliveries, careful pre-delivery screening and regular plant maintenance, we are able to provide consistently fresh and attractive products. Our products include over 2,500 varieties of live plants, including bedding plants, shrubs, flowering potted plants, ground cover and fresh cut Christmas trees. In addition, we continually seek to develop new products through proprietary retail product lines and creative, easy-to-use packaging. We believe we are one of the few wholesale nurseries that can consistently provide the large volumes of high quality products desired by home centers, mass merchants and premium independent garden centers.

         PROVIDE SUPERIOR CUSTOMER SERVICE

         We believe that our value-added services differentiate us from our competitors and allow us to establish ourselves as a preferred supplier to high-volume retail customers. We service our retail customers through a sales force of approximately 264 sales and merchandising personnel, which we believe is the largest service force in the wholesale nursery industry. Our service philosophy encourages our sales merchandisers to function effectively as garden center employees, working closely with retail store personnel to anticipate changing customer demands and to react to local growing conditions. Our services include in-store merchandising, product display, plant maintenance, promotional planning and product reordering. We believe that due to the perishable nature of our products, these services are critical to maintaining attractive and fresh product displays and retail sales growth.

         CAPITALIZE ON LARGE-SCALE AND MULTI-REGIONAL CAPABILITIES

         We believe that home centers and mass merchants prefer to buy from large wholesale nurseries that can consistently deliver high quality products to a broad geographic area. We are one of the largest wholesale nurseries in the United States and one of the few nurseries that has the scale and distribution capabilities to support home centers and mass merchants on a multi-regional basis. Our production facilities are located in diverse geographic regions to attempt to increase distribution efficiency, better serve customers and minimize the effects of adverse weather conditions.

         CONTINUE TO STRENGTHEN RELATIONSHIP WITH LARGE RETAIL CUSTOMERS

         We have long-standing relationships with many leading home centers and other mass merchants in the United States. We believe we are the largest supplier of live plants for Home Depot, Home Base, Target, Wal-Mart and Kmart in the western United States. We are involved in our retail customers' sales and inventory planning processes, allowing us to plan our production capacity more effectively to meet our retail customers' demands. In addition, we work with a number of our high-volume retail customers to develop proprietary products, new packaging and sales and promotional programs.

GROWTH STRATEGY

         Contingent upon improvements in our financial performance, our long-term growth strategy is to expand our presence in our existing markets and continue to enter new geographic markets through acquisitions. An important aspect of our growth strategy is to increase our penetration in targeted markets thereby enabling us to better serve high-volume retail customers, enhancing our brand name recognition and increasing operating efficiencies. Our growth strategy includes the following three key elements.

EXISTING AND NEW CUSTOMER GROWTH

         We plan to increase sales by growing with our existing high-volume retail customers and seeking new relationships with other high-volume retailers and premium independent garden centers. We strive to increase the number of stores we serve for our existing retail customers both through serving (i) a larger percentage of our retail customers' stores and (ii) our retail customers' new stores as those retailers expand.

         ACQUISITIONS

         Although we closed two production facilities in fiscal 1999 in order to improve financial performance and we do not anticipate any acquisitions during the next 12 months, our long-term goal is to pursue new acquisitions. We seek acquisitions that will allow us to establish a platform in a new geographic area or "fill-in" our product line and production capacity in our existing markets. Between October 1996 and September 1997, we completed 13 acquisitions, adding 13 production facilities, over 1,800 growing acres of production capacity and over
8.4 million square feet of greenhouse space. Our acquisition strategy is designed to (i) increase the penetration of our existing markets, (ii) expand into targeted new geographical areas and (iii) add new product lines. Our strategy in entering new geographic areas is to make a strategic acquisition that can be used as a platform for future expansion in these new areas. Our 1997 acquisitions included platform additions in the Texas and Pacific Northwest markets, and we believe opportunities exist to "fill-in" these markets.

         PRODUCT LINE EXPANSION

         We actively seek new product opportunities, through both acquisitions and internal development. By offering a greater variety of products, we believe our retail customers are able to reduce their number of live plant suppliers. Since June 30, 1996, we have expanded our product line into new areas of the wholesale nursery industry, including shrubs, flowering potted plants and ground cover. In 1997, we also expanded into the fresh cut Christmas tree business in order to utilize available sales and distribution capacity during the winter months.

ACQUISITION STRUCTURE

         Prior to consummating an acquisition, we conduct due diligence on the targeted company, including legal, environmental, business and accounting reviews by senior management, our independent auditors, and outside legal counsel and consultants. We typically finance acquisitions through a combination of cash, promissory notes and, in certain cases, Common Stock. We normally obtain non-compete and confidentiality agreements from selling owners and may enter into employment or consulting agreements with key personnel of the seller. The majority of our recent acquisitions have been consummated in less than 90 days from the date a letter of intent is executed. There can be no assurance, however, that we will be able to identify and acquire desirable nursery businesses on terms favorable to us or in a timely manner in the future. Over the near term, we do not anticipate pursuing additional acquisitions but rather intend to focus on operating efficiencies and integration of prior acquisitions.

INTEGRATION OF ACQUIRED FACILITIES

         We seek to increase the sales and profitability of acquired companies by implementing our sales and merchandising programs and by improving operating efficiencies of the acquired business. Integration of a platform acquisition is more difficult because it usually involves creating a new division to be managed by employees of the acquired company. To maximize efficiencies, we centralize many of the acquired company's "back office" functions, including purchasing, insurance, benefits and most financial functions. Where market conditions dictate, an acquired company may maintain the historical branch name and use our name during a transition period in order to minimize customer disruption. Although we have initiated policies to make acquired production facilities more efficient, there is no assurance that we will be successful in our efforts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

PROPERTIES AND FACILITIES

         We currently operate 17 production facilities in five states. Each production facility consists primarily of growing fields, greenhouses, warehouse space and distribution areas. We lease the majority of our facilities and believe that most of our leases can be extended on acceptable terms. The profile of our production facilities is as follows:


                                   TOTAL       TOTAL GREENHOUSE                                  PRODUCT
    LOCATION                      ACREAGE       SQUARE FOOTAGE           OWNED/LEASED              LINE
  -----------------------------------------------------------------------------------------------------------------
    WESTERN:
    Carson, CA                       68                 450,000                Leased         Bedding Plants
    Chino, CA                        38                 395,000                Leased             Shrubs
    Fallbrook, CA (1)               247               1,660,000          Owned/Leased         Bedding Plants
    Lodi, CA  (2)                   102               1,073,000          Owned/Leased     Bedding Plants /Shrubs
    Richmond, CA                    110               1,153,000                Leased         Bedding Plants
    Salinas, CA                     160               2,000,000                Leased    Bedding Plants/Flowering
                                                                                               Potted Plants
    San Juan Capistrano, CA         243                 908,000                Leased             Shrubs
    Sunol, CA                        57                 480,000                Leased         Bedding Plants
    Watsonville, CA                  53                 392,000                Leased         Bedding Plants
    Phoenix, AZ                      60                 565,000                Leased     Bedding Plants/Foliage
    Mt. Vernon, WA                   42                 425,000                Leased         Bedding Plants
    Aurora, OR                       32                 278,000                Leased         Bedding Plants

    SOUTHWESTERN:
    Huntsville, TX                   52                 442,000                Leased         Bedding Plants
    San Antonio, TX                 587               1,771,000                 Owned    Shrubs and Bedding Plants
    Waco, TX                         99                 675,000                 Owned     Flowering Potted Plants
    Waller, TX                       60                 160,000                Leased         Bedding Plants
    Walnut Springs, TX              195                 693,000                 Owned         Bedding Plants
                                  -----               ---------

              TOTAL:              2,205              13,520,000
                                  =====              ==========

(1) The Fallbrook facility is comprised of five parcels, one of which is owned and four of which are leased.
(2) The Lodi facility is comprised of three parcels, one of which is owned and two of which are leased.

         Subsequent to year-end, we decided to take excess capacity out of production. The inventory at the Aurora, Sunol, Watsonville and Waco facilities will be transferred to other facilities and production at those facilities will cease. As demand returns, we will resume production at the Aurora, Sunol and Waco facilities. The lease for the Watsonville facility expires in fiscal 2001 and one of two leases at the Sunol facility has been subleased.

         In addition to our production facilities, we also lease growing fields for Christmas trees in Oregon, Michigan, North Carolina, and Tennessee.

PRODUCTS

         We are committed to providing our retail customers and consumers with a broad selection of high quality live plant products. Our products include over 2,500 varieties of plants, including a wide selection of bedding plants, shrubs, flowering potted plants, ground cover and fresh cut Christmas trees. Most of our products are sold under the Color Spot brand name, and include easy-to-read labels containing growing instructions and a color picture of a mature plant. Our products are sold in various containers and sizes, ranging from flats and packs containing numerous small plants to single containers containing one plant. The following is a summary of our product lines:

                                           %of Fiscal           Typical Growing
    Product                             2000 Net Sales               Time
 -------------------------------------------------------------------------------
Bedding Plants                                 66%               6 to 9 weeks
Flowering Potted Plants                         8               8 to 14 weeks
Ground Cover                                    2              10 to 16 weeks
Shrubs                                         16             10 to 14 months
Christmas Trees                                 8                7 to 9 years
                                              ----
                                              100%
                                              ====

         We constantly strive for product innovations, such as new packaging and "premium" potted flowers. In addition, we work closely with our large retail customers to develop proprietary branded products.

CUSTOMERS

         During fiscal year 2000 we sold products to over 2,800 retail customers as well as to over 1,000 commercial customers, representing over 10,000 locations. In order to promote efficiency and improve profitability, we anticipate continuing to reduce low-volume purchasers from our customer base. The majority of our products are sold to large national retailers, and we have long-standing relationships with many of these retail customers. Our retail customer base includes home centers, mass merchants, drug and grocery stores and premium independent nursery chains. Sales to national retail chains have increased significantly as these retail customers continue to gain market share. The following table sets forth a selected list of customers for each major category of retail customers:


    Home Centers                   Mass Merchants         Drug & Grocery Chains       Independent Nurseries
----------------------------------------------------------------------------------------------------------------
    Home Depot                     Fred Meyer             Albertson's                 Cornelius Nurseries
    Home Base                      Kmart                  H.E.B.                      Jenco Wholesale Nursery
    Lowe's                         Target                 Kroger                      Navlets Nursery
    Orchard Supply Hardware        Wal-Mart               Rite-Aid Drug Stores        Star Nursery
                                                          Safeway

         We believe that our ability to consistently provide high quality products and value-added services on a multi-regional basis provides significant competitive advantages in serving the retail channel. Our products typically account for over half of the live plant sales in stores supplied by us. In each region, our goal is to serve every store operated by each of our retail customers. In fiscal 2000, our top eight retail customers accounted for approximately 75% of total net sales. Sales to Home Depot represented 41% of total net sales.

         We also serve commercial customers, such as landscapers, golf courses, office parks and hotels. Approximately 5.9% of our fiscal 2000 net sales were derived from sales to commercial customers.

SALES AND SERVICES

         We offer a broad range of value-added services to help our retail customers maximize live plant sales and profitability. We believe that a well-maintained product display increases sales volume and encourages impulse buying by retail consumers. The average shelf life for a majority of our products is two to three weeks following delivery. Live plant products, like fresh produce in a supermarket, are unlikely to sell if they are not fresh and merchandised correctly. Due to the perishable nature of our products, we believe that the services we provide to our retail customers are critical to maintaining attractive and fresh product displays. We service our retail customers through a sales force of approximately 264 sales and merchandising personnel. Each sales merchandiser covers an average of 10 to 12 stores, although sales merchandisers covering large volume stores may be assigned as few as one to three locations. Sales merchandiser typically provides merchandising services to each of their stores four to seven times per week, which may include:

         -        design and layout of garden shop area

         -        design and construction of display tables and end caps

         -        creation of point-of-purchase signage

         - implementation of Color Spot promotional and marketing programs

         -        maintenance of clean and fresh product displays

         -        reordering and restocking merchandise

         -        maintenance of prominent floor space

         -        assisting consumers with product and planting information.

         We believe that our sales merchandisers can provide many of these services more effectively than the retail customers themselves because these sales merchandisers have extensive knowledge of, and focus exclusively on, live plants. Furthermore, our sales merchandisers receive ongoing training and are compensated on a commission basis as a percentage of net sales. Consumers often view our employees as employees of the retailer, and rely on our sales and merchandising personnel to answer questions and give advice about selecting and planting live plants.

         In addition to providing merchandising services at the store level, we play an important role in assisting retail customers with their sales and inventory planning. Typically, our senior sales executives will meet periodically with their retail customer's senior representative to plan sales of our products based on that retail customer's anticipated store growth and general product needs. In addition, our sales executives meet frequently with regional and corporate buyers to more specifically plan seasonal product needs and sales forecasts and to incorporate our promotional events and pricing strategies into their plans. At the store level, our local sales and merchandising personnel work with in-store personnel to execute sales plans and continually monitor sales and inventory.

COMPETITION

         The wholesale nursery industry is highly competitive. Competition is based principally on product quality, breadth of product offerings, customer service and price. We believe we have differentiated ourselves from our competitors through the breadth of our product offerings, multi-regional capabilities and the value-added services we provide to our retail customers. The wholesale nursery industry is highly fragmented with over 10,000 small and regional nurseries nationwide. Historically, the 10 largest wholesale nurseries in the United States have accounted for slightly under one-tenth of total wholesale production. We compete directly with a large number of western and southwestern producers. On a multi-regional basis, we also compete with Hines Nurseries, primarily in bedding plants and shrubs, and Monrovia Nursery Company, primarily in shrubs. The fresh cut Christmas tree market is also highly fragmented and, on a regional basis, the Company competes in this market with Holiday Tree Farms and The Kirk Company.

EMPLOYEES

         As of September 1, 2000, we had approximately 2,500 full-time employees. During the peak growing season, which runs from February through June, we employ a substantial number of seasonal employees, and total employment generally will grow to over 4,200 employees between February and June. All of our seasonal employees are paid on an hourly basis. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees is good.

GOVERNMENT REGULATION

         We are subject to federal, state and local health, safety and environmental laws and regulations regarding the production, storage and transportation of certain of our products and the disposal of our waste. Certain of our operations and activities, such as water runoff from our production facilities and the use of certain pesticides are subject to regulation by the EPA and similar state and local agencies. These agencies may regulate or prohibit the use of such products, procedures or operations, thereby affecting our operations and profitability. In addition, we must comply with a broad range of environmental laws and regulations. Additional or more stringent environmental laws and regulations may be enacted in the future and such changes could have a material adverse effect on our company.

         We use reclamation water as one of the sources of water supply for a few of our production facilities. The use and pricing of reclamation water, including availability of subsidized water rates, is governed by federal reclamation laws and regulations. Changes in the law could have a material adverse effect on our company.

TRADEMARKS AND TRADE NAMES

         We are the registered owner of the COLOR SPOT-Registered Tradmark-trademark in the United States. A majority of our products are sold under the trademark. We are also the registered owner of various other trademarks that are used by certain facilities.

ITEM 3.  LEGAL PROCEEDINGS.

         Our company and our subsidiaries are from time to time subject to various legal proceedings incidental to our business. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on our financial position or results of operations, taken as a whole.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK

         There is no established trading market for our Common Stock. At September 1, 2000, the number of holders of record of the Common Stock was 42.

         We have not declared or paid dividends on our Common Stock during the last three fiscal years. We do not anticipate paying dividends on our Common Stock or any class of capital stock in the foreseeable future. Our credit facilities and corollary agreements prohibit the payment of cash dividends on Common Stock without the lender's consent. Any future credit facilities are also likely to prohibit the payment of dividends. Future declaration or payment of dividends, if any, will be at the sole discretion of the Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources and - Certain Business Considerations."

WARRANTS

         In 1997, we issued 825,000 warrants to purchase Common Stock at $.01 per share, subject to certain adjustments. None of the warrants have been exercised. The warrants are exercisable prior to 5:00 p.m., New York City time, on December 15, 2008. In the absence of an exercise, the warrants will be automatically deemed to have been exercised immediately prior to 5:00 p.m. on December 15, 2008 on a cash-less basis. Although the issuance of the warrants was registered under the Securities Act of 1933, as amended, there is no established trading market for the warrants.

PREFERRED STOCK

         In December 1997, we also issued 40,000 shares of Series A Preferred Stock. Although the issuance of Series A Preferred Stock was registered under the Securities Act of 1933, there is no established trading market for the Series A Preferred Stock. Through 2002, 13% dividends on the Series A Preferred Stock have been and are expected to be paid in additional shares of Series A Preferred Stock. Thereafter, dividends are to be paid in cash. In addition, our credit facilities and corollary agreements associated with the 1997 Offerings restrict the payment of cash dividends on the Series A Preferred Stock (other than for payment of dividends associated with fractional shares). Future declaration or payment of dividends, if any, will be at the discretion of the Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" and "- Certain Business Considerations."

RECENT SALES OF UNREGISTERED SECURITIES

         In fiscal 2000, the Company issued stock options to purchase 50,000 shares of Common Stock under the 1997 Stock Option Plan, with a weighted average exercise price of $3.00 per share. The options were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM  6.   SELECTED CONSOLIDATED FINANCIAL DATA.

         We commenced operations on September 8, 1995 through the purchase of certain assets of our predecessor in a transaction accounted for under the purchase method of accounting. On December 31, 1996, KCSN Acquisition Company, LLC acquired control of our company through a series of stock transactions accounted for as a recapitalization. As a result of the recapitalization and several acquisitions we made, the financial information presented below is not comparable in certain respects.

         The financial information presented below as of June 30, 2000, 1999, 1998, 1997 and 1996, for the fiscal years ended June 30, 2000, 1999, 1998, 1997 and for the period from September 8, 1995 through June 30, 1996, is derived from our audited financial statements, some appearing elsewhere in this Form 10-K.


                                                                        COLOR SPOT NURSERIES, INC.
                                             ---------------------------------------------------------------------------
                                                                                                             9/8/95
                                              YEAR ENDED      YEAR ENDED    YEAR ENDED     YEAR ENDED       THROUGH
                                                6/30/00        6/30/99      6/30/98(3)     6/30/97(2)      6/30/96(1)
                                             ---------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
  Net sales............................            $210,887       $206,076      $187,731        $113,400        $51,995
  Gross profit ........................              79,996         88,283        51,517          49,374         24,310
  Sales, marketing and delivery expenses             50,362         46,252        50,033          31,168         15,495
  General and administrative expenses..              20,840         25,610        13,338           7,300          2,886
  Amortization of intangible assets....               1,719          1,727         2,308             990             94
  Termination of Management fee                          --             --         2,400              --             --
  Income (loss) from operations .......               7,075         14,694      (16,562)           9,916          5,835
  Interest expense.....................              15,962         16,464        13,405           4,179            687
  Other expense (income), net..........             (1,260)            355         (285)           (148)             91
  Income tax provision (benefit).......               (791)          (727)      (10,514)           2,830          2,269
  Income before extraordinary gain (loss)           (6,836)        (1,398)      (19,168)           3,055          2,788
  Cumulative effect of change in accounting
      Principles.......................                  --        (1,718)            --              --             --
  Extraordinary gain (loss)............                  --        (1,018)       (2,792)           (215)             --
                                                   --------       --------     ---------          ------         ------
  Net income (loss)....................            $(6,836)       $(4,134)     $(21,960)          $2,840         $2,788
                                                   ========       ========     =========          ======         ======
  Per share amounts (4)
    Income (loss) before cumulative effect
     of change in accounting principles and
     extraordinary loss-basic..............         $(2.13)        $(1.22)       $(3.25)           $0.49          $0.50
                                                    =======        =======       =======           =====          =====
    Income (loss) before cumulative effect
     of change in accounting principles and
     extraordinary loss-basic diluted......         $(2.13)        $(1.22)       $(3.25)           $0.45          $0.50
                                                    =======        =======       =======          ======          =====
  Dividends per share..................                  --             --            --           $0.22             --
                                                    =======        =======       =======          ======          =====
OPERATING DATA:
  EBITDA(5)............................             $14,898        $21,899     $(10,585)         $13,357         $6,433
  Cash flows from operating activities.               7,948         15,216      (25,865)         (4,093)        (3,485)
  Cash flows from investing activities.             (4,149)        (2,176)      (54,047)        (58,234)        (9,660)
  Cash flows from financing activities.             (3,480)       (13,864)        79,394          64,388         13,846
  Depreciation and amortization........               7,823          7,205         5,977           3,441            598
  Capital expenditures.................               6,089          2,176        13,508           6,181          1,529
  Ratio of earnings to fixed charges (6)                 --             --            --            2.10           4.68
  Number of production facilities (7)                    17             17            19              13              6
 BALANCE SHEET DATA (END OF PERIOD):
  Working capital......................             $16,289        $20,184       $26,809         $14,161         $6,136
  Total assets.........................             185,766        181,754       210,350         133,417         33,219
  Long-term debt, excluding current portion         124,690        123,413       135,044          83,408          6,785
  Stockholders' equity (deficit).......            (32,984)       (18,489)       (7,491)           4,075         12,535


------------------------
(1)      Includes the financial results of Barcelo's Plant Growers from March
         1996.
(2) Includes the financial results of NAB Nursery and B&C Growers from October 1996, Sunrise Growers from November 1996, Sunnyside Plants from January 1997, Lone Star Growers Co. from February 1997, Signature Trees from March 1997 and Hi-C Nursery from April 1997.
(3) Includes the financial results of Plants, Inc., Peters' Wholesale Greenhouses, Inc. and Wolfe Greenhouses, LLC from July 1997, Cracon, Inc. and Summersun Greenhouse Co. from August 1997 and Oda Nursery, Inc. from September 1997. -
(4) Per share amounts exclude extraordinary loss which would decrease the basic diluted share amounts by $0.15, $0.40 and $0.03 for the years ended June 30, 1999, 1998 and 1997, respectively.
(5) EBITDA represents income before interest expense, depreciation and amortization expense, the provision for income taxes, other (income) expense, changes in accounting principles and extraordinary items. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to the ability of the Company to meet our future debt service, capital expenditure and working capital requirements. Other companies may define EBITDA differently, and as a result, those measures may not be comparable to our EBITDA. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." EBITDA for the year ended June 30, 1998 includes $2,400,000 of non-recurring charges.
(6) For purposes of computing a ratio of earnings to fixed charges, "earnings" consist of income (loss) before provision for income taxes plus fixed charges. "Fixed charges" consist of interest on all indebtedness, amortization of deferred debt financing costs and one-third of rental expenses (the portion deemed representative of the interest factor). Earnings were insufficient to cover fixed charges by $29,682, $2,125 and $7,627 for the year ended years ended June 30, 1998, 1999 and 2000, respectively.
(7) Facilities include owned and leased properties as of the end of each period, excluding Christmas tree fields.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion of the results of operations and financial condition of our company should be read in conjunction with the Consolidated Financial Statements and the Notes thereto of our company included elsewhere in this Annual Report. This Annual Report contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Items 1 and 2. "Business and Properties," as well as in this Annual Report generally. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in this Item 7 under the heading "Certain Business Considerations."

         Our fiscal year runs from July 1 through June 30. Our Board of Directors recently elected to change our fiscal year end from June 30 to December 31. We intend to file a Transition Report covering the transition period from July 1, 2000 to December 31, 2000. Thereafter, our fiscal year will correspond with the calendar year.

OVERVIEW

         We are one of the largest wholesale nurseries in the United States, based on revenue and greenhouse square footage. We sell a wide assortment of high quality bedding plants, shrubs, flowering potted plants, ground cover and Christmas trees as well as provides extensive merchandising services primarily to leading home centers and mass merchants. We have grown rapidly, primarily through acquisitions completed prior to September 1997, generating net sales of $210.9 million in fiscal 2000, as compared to $206.1 million in fiscal 1999 and $187.7 million in fiscal 1998. The percentage distribution of net sales in fiscal 2000, fiscal 1999 and fiscal 1998 by product category was as follows:

                                        Fiscal Year Ended June 30,
                                      2000       1999          1998
                                     -----------------------------
Bedding Plants                         66%        63%          63%
Flowering Potted Plants                 8%         9%          12%
Shrubs                                 16%        16%          15%
Ground Cover                            2%         4%           4%
Christmas Trees                         8%         8%           6%

         We commenced operations on September 8, 1995 after purchasing certain assets of our predecessor. Our management immediately implemented a number of strategic and operational programs in an attempt to improve our customer relationships and financial results. These initiatives included revamping our merchandising programs, decentralizing our operations, revising our pricing strategies, renewing our focus on operating efficiencies and restructuring our sales organization.

         After these strategic initiatives began to impact our operating results, we embarked on an aggressive acquisition strategy. In fiscal 1997 and in the first quarter of fiscal 1998, we completed 13 acquisitions. These acquisitions resulted in our expansion into several states, including Texas, Washington, Oregon and Michigan, and our entry into the fresh cut Christmas tree business. We paid for these acquisitions through a combination of cash, promissory notes and common stock.

         We implemented several initiatives to improve our operating results and strengthen our financial position in fiscal 1999. We implemented a more conservative sales and production plan and adjusted our production process to better match supply and demand while maintaining high quality customer service. In fiscal 1999, our sales increased to $206.1 million and we generated income from operations of $14.7 million. We also increased our focus on facility capacity optimization and working capital management. As a result of these efforts, as of June 30, 1999, our operating income improved by $31.3 million, our working capital decreased by $6.6 million and our cash provided by operating activities increased by $41.1 million as compared to prior year.

         In fiscal 2000, our sales increased to $210.9 million and we generated income from operations of $7.9 million. However, operating income decreased by $7.6 million compared to fiscal 1999. Performance during the year was impacted by a combination of underperforming facilities, inefficiencies driven by changes in the level and mix of the production plan and cost structure expansions related to further decentralization. The inefficiencies were evident in materials and labor impacting gross margins and the impact of further decentralization became evident in selling, general and administrative expenses. The decentralization of certain functions led to inexperienced decision making and untimely adjustments to our production plan that ultimately resulted in overproduction. As a result, excess product was sold at compressed sales prices during the fourth quarter of fiscal 2000 that resulted in decreased margins and a decrease in working capital of $3.9 million from prior year. Gross profit declined to approximately 38% for the year ended June 30, 2000, down from approximately 43% during the prior year.

         Our business is highly seasonal and we have historically reported operating losses in our first and second fiscal quarters. Although we have attempted to reduce the effects of seasonality with sales that are counter-seasonal to our historic products with the acquisition of Christmas tree operations, our sales are still highly seasonal.

         Sales of our products are highly dependent upon general weather conditions. Cold and wet weather, particularly on weekends, tends to curtail gardening activities and results in a reduction in demand for our products. For one example, our 1998 operating results were adversely affected by the weather phenomenon known as "El Nino". As a result of "El Nino", seasonal rainfall amounts in our key selling regions ranged from 150 to 200% of normal levels. The severity of the weather, particularly in our western division from January through April of 1998 was greater than our expectations, which resulted in high levels of product shrinkage and returns.

         Our designation as an agricultural company provides favorable tax treatment for a majority of our operations. While our financial statements include tax expense, we have historically not paid income taxes. Agricultural companies are generally permitted to calculate taxable income on a cash basis. As a result of our growth, this treatment has enabled us to generate significant net operating losses since our inception and accumulate a large net operating loss carry-forward. Our effective tax rate was 10.4% in fiscal 2000, 34.2% in fiscal 1999 and 35.4% in fiscal 1998. The fiscal 2000 rate was lower than the U.S. statutory rate of 34% due to a valuation allowance of $2.0 million recorded against the full deferred tax asset for state operating loss carryforwards as a result of the uncertainty of their realization. The state net operating losses expire beginning on June 30, 2001. The fiscal 1999 and 1998 effective tax rates were higher than the U.S. statutory rate of 34% due to state tax provisions and other California tax limitations on the use of net operating loss carry-forwards. As of June 30, 2000, we had a net operating loss carry-forward of approximately $75.4 million for federal income tax purposes and $30.5 million for state income tax purposes. Although we have not provided a valuation allowance against the federal net operating loss carryforwards, the realizability of the related assets is periodically evaluated. The federal net operating losses expire beginning on June 30, 2011.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain consolidated income statement items as a percentage of net sales:


                                                              Fiscal Year     Fiscal Year    Fiscal Year
                                                                 Ended           Ended          Ended
                                                                6/30/00         6/30/99        6/30/98
                                                                -------         -------        -------
Net sales                                                      100.0%          100.0%          100.0%
Cost of sales                                                   62.1            57.2            72.6

Gross profit                                                    37.9            42.8            27.4

Sales, marketing and delivery expenses                          23.9            22.5            26.7
General and administrative expenses                              9.9            12.4             7.1
Amortization of intangible assets                                0.8             0.8             1.2
Termination of management fee and other                          0.0             0.0             1.3

Income (loss) from operations                                    3.3             7.1            (8.8)

Interest expense                                                 7.6             8.0             7.1
Other expense (income), net                                     (0.6)            0.1            (0.2)


Income (loss) before income tax benefit, cumulative effect      (3.7)           (1.0)          (15.7)
  of change in accounting principle and extraordinary loss
Income tax benefit                                               0.4             0.3             5.6


Income (loss) before cumulative effect of change in
  accounting                                                    (3.3)           (0.7)          (10.1)
  Principle and extraordinary loss                               0.0             0.8             0.0
Cumulative effect of change in accounting principle
Extraordinary loss                                               0.0             0.5             1.5
Net Income (loss)                                               (3.3)%          (2.0)%         (11.6)%
                                                               ======================================


FISCAL YEAR ENDED JUNE 30, 2000 ("FISCAL 2000") AS COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999 ("FISCAL 1999")

         NET SALES. Net sales increased $4.8 million, or 2.3%, to $210.9 million in fiscal 2000 from $206.1 million in fiscal 1999. This increase was primarily the result of increased sales to our top eight customers, offset by fewer sales to low volume customers.

         GROSS PROFIT. Gross profit decreased $8.3 million to $80.0 million in fiscal 2000 from $88.3 million in fiscal 1999. Gross profit as a percentage of net sales decreased to 37.9% in fiscal 2000 from 42.8% in fiscal 1999. The decrease in gross profit percentage was the result of a combination of under-performing facilities, over-production, labor and material inefficiencies driven by changes in the level and mix of the production plan and cost structure expansions related to further decentralization. The inefficiencies were evident in materials and labor. The decentralization of certain functions led to inexperienced decision making and untimely adjustments to our production plant that ultimately resulted in overproduction. As a result, excess product was sold at compressed sales prices during the fourth quarter of fiscal 2000 that resulted in decreased margins. The inefficiencies resulted in a decline in gross margin to approximately 40% for the year ended June 30, 2000, down from 45% during the year ended June 30, 1999. The timing of the availability of our product did not match our customers' demand, causing increased write-offs of excess inventory.

         OPERATING EXPENSES. Sales, marketing and delivery expenses increased $4.1 million to $50.4 million in fiscal 2000 from $46.3 million in fiscal 1999. As a percentage of net sales, sales, marketing and delivery expenses increased to 23.9% in fiscal 2000 from 22.5% in fiscal 1999. This increase as a percentage of net sales was primarily due to additional field merchandisers, poor distribution management and higher fuel costs. General and administrative expenses decreased $4.8 million, or 2.5%, to $20.8 million in fiscal 2000 from $25.6 million in fiscal 1999. As a percentage of net sales, general and administrative expenses decreased to 9.9% in fiscal 2000 from 12.4% in fiscal 1999. This decrease is primarily the result of no bonuses accrued under our employee bonus plan due to the fact that bonus targets were not achieved, less employee severance and relocation, and a decrease in other consulting costs which were incurred in fiscal 1999 associated with the new management team's ongoing review of operations. Amortization of intangible assets was unchanged at $1.7 million in fiscal 2000 and 1999.

         INTEREST EXPENSE. Interest expense decreased $0.5 million to $16.0 million in fiscal 2000 from $16.5 million in fiscal 1999 due to lower average levels of borrowing during most of fiscal 2000.

         OTHER INCOME AND EXPENSE: Other income and expense increased $1.6 million to $1.3 million, primarily due to a gain on the sale of property owned at one facility.

         TAXES. While our financial statements include tax expense or benefit, we have historically not paid income taxes. Agricultural companies are generally permitted to calculate taxable income on a cash basis. As a result of our growth, this treatment has enabled us to generate significant net operating losses since our inception and accumulate a large net operating loss carryforward. In addition, the Company's effective tax rate has been different than the U.S. statutory rate of 34%. The difference between our effective tax rate and the U.S. statutory rate is typically due to state tax provisions and other California tax limitations on the use of net operating loss carryforwards. Our effective tax benefit decreased to 10.4% in fiscal 2000 from a provision rate of 34.2% in fiscal 1999, primarily as a result of a $2.0 million valuation allowance recorded against the deferred tax asset related to state net operating loss carryforwards as a result of the uncertainty of their realization. The state net operating losses expire beginning on June 30, 2001. Although we have not provided a valuation allowance against the federal net operating loss carryforwards, the realizability of the related assets is periodically evaluated. The federal net operating losses expire beginning on June 30, 2011.


FISCAL YEAR ENDED JUNE 30, 1999 ("FISCAL 1999") AS COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998 ("FISCAL 1998")

         NET SALES. Net sales increased $18.4 million, or 9.8%, to $206.1 million in fiscal 1999 from $187.7 million in fiscal 1998. This increase was primarily attributable to more accurately matching supply and demand, resulting in fewer returns. We also experienced changes in product pricing during the year representing approximately 2.1% of the increase.

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

         OPERATING EXPENSES. Sales, marketing and delivery expenses decreased $3.7 million to $46.3 million in fiscal 1999 from $50.0 million in fiscal 1998. As a percentage of net sales, sales, marketing and delivery expenses decreased to 22.5% in fiscal 1999 from 26.7% in fiscal 1998. This decrease as a percentage of net sales was primarily due to a $3.4 million reduction in distribution expenses as a result of improved delivery efficiencies. These efficiencies were generated by reducing the movement of inventory between facilities, increasing the minimum order size, optimizing cubing, better management of truck maintenance, and a change in the fleet structure whereby more trucks are rented rather than leased resulting in reduced trucks and employees. These initiatives were offset by an increase in expense related to volume increases. General and administrative expenses increased $12.3 million, or 92.5%, to $25.6 million in fiscal 1999 from $13.3 million in fiscal 1998. As a percentage of net sales, general and administrative expenses increased to 12.4% in fiscal 1999 from 7.1% in fiscal 1998. This increase is primarily the result of increased hiring and a revised compensation structure for key management and other employees to support operations, as well as a $3.7 million pre-tax charge related to closure or modification to certain facilities, employee severance and relocation, and other consulting costs associated with the new management team's ongoing review of our operations.

         Amortization of intangible assets decreased $0.6 million to $1.7 million in fiscal 1999 from $2.3 million in fiscal 1998 due to the write-off of unamortized organization costs during our first fiscal quarter. The termination of management fees in fiscal 1998 related to the termination of a Fee Agreement for certain management services.

         INTEREST EXPENSE. Interest expense increased $3.1 million to $16.5 million in fiscal 1999 from $13.4 million in fiscal 1998 as a result of higher average levels of borrowings throughout fiscal 1999 that were required to fund operating losses incurred in fiscal 1998 and the first two fiscal quarters of fiscal 1999.

         TAXES. While our financial statements include tax expense or benefit, we have historically not paid income taxes. Agricultural companies are generally permitted to calculate taxable income on a cash basis. As a result of the Company's growth, this treatment has enabled us to generate significant net operating losses since our inception and accumulate a large net operating loss carryforward. In addition, our effective tax rate has been different than the U.S. statutory rate of 34%. The difference between our effective tax rate and the U.S. statutory rate is due to state tax provisions and other California tax limitations on the use of net operating loss carryforwards. Our effective tax benefit decreased to 34.2% in fiscal 1999 from a provision rate of 35.4% in fiscal 1998, primarily as a result of the impact of permanent items on lower pretax loss.


LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2000 and fiscal 1999, net cash provided by (used in) operations was $7.9 million and $15.2 million, respectively. The decrease in fiscal 2000 from prior year is primarily the result of a $7.6 million decline in operating income. The improvement in fiscal 1999 was the result of improved operating performance and significantly reduced working capital requirements. We made $6.1 million and $2.2 million in capital expenditures in fiscal 2000 and fiscal 1999, respectively. Approximately $1.6 million and $0.2 million of the expenditures during fiscal 2000 and fiscal 1999, respectively, were for capital expansion projects. Capital expansion projects increase our productive capabilities and typically include grading of new land, purchasing and building new greenhouses and related improvements, such as the installation of ventilation and irrigation systems. Our three-year revolving credit facility expires on October 15, 2001. There can be no assurance that an extension will be granted and, if not, that alternative financing will be available.

         Subsequent to year-end, we decided to take excess capacity out of production. The remaining inventory at the Aurora, Sunol, Watsonville and Waco facilities will be transferred to other facilities and production at those facilities will cease. As demand returns, we will resume production at the Aurora, Sunol and Waco facilities. The lease for the Watsonville facility will expire in fiscal 2001 and one of two leases at the Sunol facility has been subleased. We will evaluate the possibility of extending the Watsonville lease based on production requirements at the time of expiration. As of June 30, 2000, we have $0.6 million net book value of assets at our Watsonville facility and plan to use these assets at our other locations. We have $6.0 million net book value of assets at our Aurora, Sunol, and Waco facilities.
We plan to utilize some of these assets in our other facilities and in these facilities when they reopen. If we decide to abandon any of these assets, we will account for the abandonment in the period such decision is made; such accounting could require us to take a material charge to our income statement.

         Fiscal 2000. As of June 30, 2000, we were not in compliance with one of the financial covenants of our three-year Loan and Security Agreement with Fleet Capital Corporation, however, on August 10, 2000 a waiver curing the noncompliance was obtained. On September 28, 2000, a waiver and amendment was received waiving the covenant violation and amending the agreement to reset the financial covenants for each four quarter period beginning with the four quarters ending September 30, 2000 and to reestablish the original seasonal line period. All other terms remain unchanged and are discussed below. At June 30, 2000, we borrowed $13.7 million under this credit agreement and had $17.5 million of credit remaining available.

         Fiscal 1999. On October 15, 1998, we entered into the Loan and Security Agreement with Fleet Capital Corporation, as agent, and our prior credit facility with Credit Agricole Indosuez was terminated and repaid in full. This agreement provides a $70 million revolving credit facility, which is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable. This agreement is secured by substantially all our assets. Interest under this agreement accrues at a variable rate equal to Prime plus 1.00% or LIBOR plus 3.00%. In addition, to the extent that our borrowings exceed certain borrowing base limitations during the period from October 1 through March 31, the interest rates increase by an additional 0.50%. This agreement terminates on October 15, 2001. We believe that the cash available from operations and this agreement, as amended, will be sufficient to finance working capital requirements and capital expenditures over the next 12 months.

         Fiscal 1998. Senior Subordinated Notes and Series A Preferred Stock. On December 24, 1997, we raised $133.5 million, net of fees and expenses from the sales of 10 1/2% Senior Subordinated Notes and 13% Series A Preferred Stock, including warrants, which it used to repay existing indebtedness (See Notes 10 and 13 to Notes to Consolidated Financial Statements). Interest on these notes is due semiannually on June 15 and December 15 commencing June 15, 1998. Dividends on the Series A Preferred Stock are payable quarterly in cash or shares of Series A Preferred Stock through December 15, 2002 on March 15, June 15, September 15 and December
15. During fiscal 2000 and fiscal 1999, we issued 6,584 and 5,794 shares of Series A Preferred Stock, respectively, as dividends.

CERTAIN BUSINESS CONSIDERATIONS

         SUBSTANTIAL LEVERAGE AND DEBT SERVICE

         On October 15, 1998, we entered into the Fleet Loan Agreement. The Fleet Loan Agreement provides a $70.0 million revolving credit facility. As of June 30, 2000, we were not in compliance with one of the covenants of this agreement. On September 28, 2000, a waiver and amendment was received waiving the covenant violation and amending the agreement to reset the financial covenants for each four quarter period beginning with the four quarters ending September 30, 2000 and to reestablish the original seasonal line period. There can be no assurance that we will be able to generate sufficient cash flows and financial goals to comply with debt covenants in the future, or that we will be able to obtain waivers for our defaults, if we breach covenants.


         As of June 30, 2000, we had $124.7 million of consolidated long-term indebtedness. We are highly leveraged and may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing our indebtedness and capital stock. Accordingly, we will continue to have significant debt service obligations. Our debt service obligations will have important consequences to holders of our 10 1/2% Senior Subordinated Notes, Series A Preferred Stock, Common Stock and Warrants, including the following:

         - a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for operations, acquisitions, future business opportunities and other purposes and increasing our vulnerability to adverse general economic and industry conditions;

         - our leveraged position may increase our vulnerability to competitive pressures;

         - the financial covenants and other restrictions contained in the Fleet Loan Agreement, the Indenture and the Certificate of Designation for the Series A Preferred Stock will require us to meet certain financial tests and will restrict our ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and

         - funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

         Our ability to make scheduled principal and interest payments or to refinance our indebtedness to pay dividends and make redemption payments on the Series A Preferred Stock and to pay dividends on the Common Stock depends on future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance, however, that our business will continue to generate sufficient cash flow from operations in the future to service our debt, pay dividends, make redemption payments and fund necessary capital expenditures. See "Liquidity and Capital Resources" in this Item 7. If unable to do so, we may be required to refinance all or a portion of our existing debt, including the Notes, sell assets or obtain additional financing. There can be no assurance that any such refinancing or that any such sale of assets or additional financing would be possible on terms reasonably favorable to us, or at all. In addition, unforeseen problems, delays, expenses and difficulties as well as changes in economic and regulatory or competitive conditions may lead to cost increases that would make our current cash flow and borrowings under the Fleet Loan Agreement insufficient to meet our capital needs. See "--Future Capital Needs; Uncertainty of Additional Financing."

         RESTRICTIONS IMPOSED BY FLEET LOAN AGREEMENT AND EFFECT OF DEFAULT

         The Fleet Loan Agreement restricts, among other things, our ability to incur additional indebtedness, incur liens, pay or declare dividends, enter into any transaction not in our usual course of business, guarantee or otherwise become in any way liable with respect to the obligations of another party or entity, merge or consolidate with another person or sell or transfer any collateral (except for the sale of inventory in the ordinary course of our business). A breach of any of these covenants could result in a default under the Fleet Loan Agreement. Upon the occurrence of an Event of Default (as defined in the Fleet Loan Agreement), the lenders could elect to declare all amounts outstanding under the Fleet Loan Agreement, together with accrued interest, to be immediately due and payable. If we were unable to pay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the Fleet Loan Agreement indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay the indebtedness in full and other indebtedness. Substantially all of our assets have been pledged as security under the Fleet Loan Agreement. The restrictions described above, in combination with our leveraged nature, may limit our ability to obtain financing in the future or may otherwise restrict corporate activities.

         ENCUMBRANCES ON ASSETS TO SECURE THE FLEET LOAN AGREEMENT

         In addition to being subordinated to all existing and future Senior Debt of the Company, the 10 1/2% Senior Subordinated Notes are not secured by any of our assets. Our obligations under the Fleet Loan Agreement are secured by substantially all of our assets. If we become insolvent or are liquidated, or if payment under the Fleet Loan Agreement is accelerated, the lenders under the Fleet Loan Agreement will be entitled to exercise the remedies available to a secured lender under applicable law.

         ABILITY TO INTEGRATE ACQUISITIONS

         There can be no assurance that we will be able to integrate our acquisitions or successfully implement our business model in a timely manner without substantial costs, delays or other problems. Once integrated and operating according to our business model, these acquisitions may not achieve sales, profitability and productivity commensurate with our historical operating results. In addition, there can be no assurance that our management and financial controls, personnel, computer systems and other corporate support systems will be adequate to manage the increase in the size and scope of our operations as a result of our acquisitions. Additionally, there can be no assurances that the acquired businesses will enhance our business or financial performance.

         EFFECT OF GROWTH ON COMPANY RESOURCES

         The recent growth and expansion of our business has placed a significant strain on our management, operational and financial resources. Continued growth will require an increase in personnel who possess the training and experience necessary to operate our facilities. There can be no assurance that we will be able to continue to attract, develop and retain the personnel necessary to pursue our growth strategy. Moreover, as we continue to grow, we will need to expand our production, warehouse and distribution facilities and may require additional facilities to support such growth. In addition, our rapid growth may place significant pressure on our financial controls and inventory management systems. Any failure by us to manage our growth effectively could have a material adverse effect on our company.

         DEPENDENCE ON ACQUISITIONS FOR FUTURE GROWTH

         Contingent upon improvement in our financial performance, we intend to pursue the acquisition of other companies. See "Business--Growth Strategy." Acquisitions involve a number of risks, including effects on our reported operating results, the diversion of management's attention, the dependence on hiring, training and retaining key personnel and risks associated with unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on our company. Historically, we have financed acquisitions by incurring additional debt and the issuance of our stock. See "-Substantial Leverage and Debt Service." We completed one acquisition in fiscal 1996, seven acquisitions in fiscal 1997 and six acquisitions in fiscal 1998. We anticipate one or more potential acquisition opportunities, including those that would be material, may become available in the near future. No assurance can be given that an acquisition by us will occur, or, if an acquisition does occur, that it will not have a material adverse effect on us, that any such acquisition will be successful in enhancing our business or that any such acquisition can be successfully integrated into our business. See "--Future Capital Needs; Uncertainty of Additional Financing."

         FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         There can be no assurance that borrowings under the Fleet Loan Agreement and funds from operations will be sufficient to meet our anticipated working capital, capital expenditure and acquisition financing requirements. We may need to raise additional funds through the issuance of public or private debt or equity securities in order to take advantage of unanticipated opportunities, including acquisitions of complementary businesses, or otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available on terms favorable to us, or at all.

         WEATHER; GENERAL AGRICULTURAL RISKS

         Inclement weather or production difficulties occurring at a time of peak production or sales (in the second half of our fiscal year), particularly on weekends during the peak gardening season, could cause declines in net sales and operating income that could have a material adverse effect on us . In the event of severe weather conditions, we do not have sufficient facilities to preserve and protect all of our products. During fiscal 1998, the severe weather phenomenon known as "El Nino" materially and adversely impacted the demand for our products. We intend to expand into new markets that typically have greater weather variability than our historic markets. Our failure to adequately manage this variability could have a material adverse effect on us. Our operations may also be materially affected by disease, pests or other natural hazards. Agricultural production is highly dependent upon the availability of water. We have not installed, and is not required to install, water reclamation systems at the majority of our production facilities. The loss of access to water at any of our facilities would have a material adverse effect on us. Given the perishable nature of our products, if sales do not materialize as expected, we could experience a significant decline in profitability.

         SEASONALITY; VARIABILITY OF QUARTERLY RESULTS AND CERTAIN CHARGES

         Our business is highly seasonal. In fiscal 2000, approximately 64.1% of net sales occurred in the second half of the fiscal year. We have historically reported operating losses in our first and second fiscal quarters. We have experienced and expects to continue to experience variability in net sales, operating income and net income on a quarterly basis. Factors that may contribute to this variability include:

         -        weather conditions during peak growing and gardening seasons;

         -        shifts in demand for live plant products;

         - changes in product mix, service levels and pricing by us and our competitors;

         -        the effect of acquisitions;

         -        the economic stability of our retail customers; and

         -        our relationship with each of our retail customers.

         CUSTOMER CONCENTRATION; DEPENDENCE ON HOME DEPOT

         We are highly dependent on the purchases of our top eight retail customers, which together accounted for 75% and 70% of our net sales in fiscal 2000 and fiscal 1999, respectively. Our largest customer, Home Depot, accounted for approximately 41% and 37% of our net sales in fiscal 2000 and fiscal 1999, respectively. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. We do not have long-term contracts with any of our retail customers, and there can be no assurance that they will continue to purchase our products. The loss of or significant adverse change in, our relationship with Home Depot or any other major customer could have a material adverse effect on us. The loss of, or reduction in orders from, any significant retail customers, losses arising from retail customers' disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major retail customer could have a material adverse effect on us. In addition, there can be no assurance that revenue from customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any period.

         GOVERNMENTAL REGULATIONS; MINIMUM WAGE

         We are subject to certain federal, state and local health, safety and environmental laws and regulations regarding the production, storage and transportation of certain of our products and the disposal of our waste. Certain of our operations and activities, such as water runoff from our production facilities and the use of certain pesticides, are subject to regulation by the United States Environmental Protection Agency (the "EPA") and similar state and local agencies. These agencies may regulate or prohibit the use of such products, procedures or operations, thereby affecting our operations and profitability. In addition, we must comply with a broad range of environmental laws and regulations. Additional or more stringent environmental laws and regulations may be enacted in the future and such changes could have a material adverse effect on us. We use reclamation water as one of the sources of water for a few of our production facilities. The use and pricing of reclamation water, including availability of subsidized water rates, is governed by federal reclamation laws and regulations. Changes in the law could have a material adverse effect on us.

         In addition, we are is subject to the Fair Labor Standards Act as well as various federal, state and local regulations that govern such matters as minimum wage requirements, overtime and working conditions. A large number of our employees are paid at or just above the federal minimum wage level and, accordingly, changes in laws, regulations or ordinances could have a material adverse effect on us by increasing our costs.

         SHORT OPERATING HISTORY UNDER CURRENT MANAGEMENT

         In June 1999, Richard E. Parker and Joseph P. O'Neill joined us as our Chief Executive Officer and Chief Financial Officer, respectively. Accordingly, we, under our current management team, have only a limited operating history upon which investors may evaluate our performance. There can be no assurance that we will be able to continue to achieve or sustain revenue growth or profitability.

         COMPARABILITY OF OPERATING RESULTS

         In fiscal 1999, we incurred (i) a $2.6 million non-cash pre-tax extraordinary charge to write off organization costs in early-adopting Statement of Position 98-5 "Reporting on Costs of Start-Up Activities" ("SOP 98-5"), which was accounted for as a change in accounting principle, (ii) a $1.5 million non-cash pre-tax extraordinary charge related to the write-off of unamortized financing costs associated with the terminated credit facilities in connection with the refinancing in the second fiscal quarter, and (iii) a $3.7 million pre-tax special charge during the first fiscal quarter related to the closure or leasehold modification at certain facilities, employee severance and relocation, and consulting costs associated with the new management team's ongoing review of our operations. In fiscal 1998, we incurred (i) a $4.3 million non-cash pre-tax extraordinary charge related to the write-off of deferred financing fees, (ii) a $2.0 million pre-tax charge related to the termination of an annual management fee; and (iii) a $0.4 million pre-tax charge related to the payment of bonuses to certain members of management.

         Due to the foregoing factors and other environmental considerations in our business (for example, weather patterns), we believe that period-to-period comparisons of our operating results cannot be relied upon as indicators of future performance. In the event that our operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Common Stock would likely be materially and adversely affected.

         SENSITIVITY TO PRICE INCREASES OF CERTAIN RAW MATERIALS

         We and our competitors are vulnerable to price increases for raw materials. For fiscal 2000, raw material costs accounted for approximately 30.1% of our net sales. We do not have long-term contracts with the majority of our raw material suppliers. Increases in the cost of raw materials essential to our operations, including seed, plastic, chemicals and fertilizer, would increase our costs of production. Significant increases in the price of petrochemicals or a scarcity of raw materials essential to plant propagation could have a material adverse effect on us. There can be no assurance that any such price increases can be passed on to our customers in the form of higher prices for our products.

         CONTROL BY SIGNIFICANT STOCKHOLDERS AND MANAGEMENT

         KCSN Acquisition Company, L.P. owns 69.0% of the outstanding Common Stock. In addition, officers and directors own 25.6% of the outstanding Common Stock. Heller Equity Capital Corporation is the holder of an 8.0% Subordinated Convertible Note (the "Heller Note"), which is convertible into approximately 6.3% of the outstanding Common Stock. Heller also owns 2.6% of the outstanding Common Stock. KCSN, Heller and the management stockholders are parties to a Stockholders Agreement, which provides that the parties to the Stockholders Agreement shall consent to any merger, consolidation or sale of all or substantially all of our assets involving an independent third party and approved by a majority of KCSN's shares and vote their shares to elect certain specified persons as directors. Subject to the terms of the Stockholders Agreement and the Certificate of Designation, KCSN is able to elect all of our directors and can determine the outcome of corporate actions requiring stockholder approval, including adopting amendments to our Certificate of Incorporation (as defined) and approving or disapproving mergers or sales of all or substantially all of our assets.

         CHANGE OF CONTROL

         The Indenture and Certificate of Designation Agreements, which we entered in 1997, provide that upon the occurrence of a Change of Control (as defined) we must make an offer to purchase all or any part of the Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase and all or any part of the Series A Preferred Stock at a price in cash equal to 101% of the aggregate liquidation preference thereof plus accrued and unpaid dividends to the date of purchase. The Fleet Loan Agreement prohibits us from repurchasing any Notes or Series A Preferred Stock, except with certain proceeds of one or more Public Equity Offerings (as defined). The Fleet Loan Agreement also provides that certain change of control events with respect to our company would constitute a default thereunder. Any future credit agreements or other agreements relating to Senior Debt to which we become a party may contain similar restrictions and provisions. In the event a Change of Control occurs at a time when we are prohibited from purchasing the Notes or Series A Preferred Stock, or if we are required to make an Asset Sale Offer (as defined) pursuant to the terms of the Notes, we could seek the consent of our lenders to purchase the Notes or Series A Preferred Stock or could attempt to refinance the borrowings that contain such prohibition. If we do not obtain such a consent or refinance such borrowings, we would remain prohibited from purchasing the Notes or Series A Preferred Stock. In such case, our failure to purchase tendered Notes would constitute an Event of Default (as defined) under the Indenture. If, as a result thereof, a default occurs with respect to any Senior Debt, the subordination provisions in the Indenture would likely restrict payments to the holders of the Notes. The Indenture will provide that we may not offer to repurchase any Series A Preferred Stock upon the occurrence of a Change of Control until we have completed our offer to purchase the Notes. There can be no assurance that we will have sufficient funds to repurchase the Notes or the Series A Preferred Stock after a Change of Control. The provisions relating to a Change of Control included in the Indenture and the Certificate of Designation may increase the difficulty of a potential acquirer obtaining control of our company.

         DEPENDENCE ON LEASED FACILITIES

         The majority of our production facilities are leased. These leases expire at varying times over the next 15 years and certain leases are month-to-month. Although we believe that we can extend most of our leases on acceptable terms, failure to do so would require us to establish new production facilities. No assurance can be given that any such leases can be extended on acceptable terms or, if not so extended, that suitable replacement production facilities can be established. Failure to extend the terms of any of these leases could have a material adverse effect on our company.

         COMPETITION

         The wholesale nursery industry is highly competitive. Competition is based principally on product quality, breadth of product offerings, customer service and price. The wholesale nursery industry is highly fragmented with over 10,000 small and regional nurseries nationwide. Historically, the 100 largest wholesale nurseries in the United States accounted for less than 20% of total wholesale production. We currently compete directly with a large number of western and southwestern wholesale nursery companies. On a multi-regional basis, we compete with Hines Nurseries primarily in bedding plants and shrubs and Monrovia Nursery Company primarily in shrubs. The fresh cut Christmas tree market is also highly fragmented and, on a regional basis, we compete in this market with Holiday Tree Farms and The Kirk Company.

         LACK OF MARKET FOR COMMON STOCK AND SERIES A PREFERRED STOCK

         There is currently no public market for our Common Stock and Series A Preferred Stock. We have no present plan to list the Common Stock or the Series A Preferred Stock on a national securities exchange or to include the Capital Stock for quotation through an inter-dealer quotation system. There can be no assurance that such a market will develop or, if such a market develops, as to the liquidity of such market.

         LACK OF PRIOR MARKET FOR THE NOTES

         There is currently no public market for the Notes and we have no present plan to list the Notes on a national securities exchange or to include the Notes for quotation through an inter-dealer quotation system. There can be no assurance that such a market will develop or, if such a market develops, as to the liquidity of such market. Although the underwriters in the 1997 Notes Offering advised us that they intended to make a market in the Notes after consummation of the Notes Offering, the underwriters are not obligated to do so and any such market making activities may be discontinued at any time without notice.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our liabilities consist primarily of a revolving line of credit, senior subordinated notes and other notes and accounts payable. We have also issued Series A Preferred Stock and Redeemable Common Stock. Such liabilities and stockholders' equity have varying levels of sensitivity to changes in market interest rates. Interest rate risk results when, due to different maturity dates and re-pricing intervals, interest rate indices for interest-bearing liabilities increase relative to income earning assets, thereby creating a risk of decreased net earnings and cash flow. We do not have any derivative financial instruments as of June 30, 2000.

         The following table provides information about our market sensitive liabilities, categorized by maturity, and constitutes a "forward-looking statement." For more information, please refer to Appendix A "Financial Statements and Notes to Consolidated Financial Statements."


                                                            June 30, 2000
                                                         Expected Maturities
                                                                                                    There-
Long-term liabilities             2001          2002          2003          2004           2005         after      Total
                                 -----         -----         -----         -----          -----         -----      -----
                                                               (dollars in millions)
Fixed Rate:

Series A Preferred Stock            --            --           $2.6          $5.2           $5.2        $84.2      $97.2
Average Interest Rate              13%           13%            13%           13%            13%          13%

Senior Subordinated Notes        $10.5         $10.5          $10.5         $10.5          $10.5       $120.0     $173.5
Average Interest Rate            10.5%         10.5%          10.5%         10.5%          10.5%        10.5%

Heller Note                         --            --             --            --             --        $12.2      $12.2
Average Interest Rate             8.0%          8.0%           8.0%          8.0%           8.0%         8.0%

ODA Note                          $0.1          $0.1           $0.1          $0.1           $0.1         $0.9       $1.4
Average Interest Rate             9.0%          9.0%           9.0%          9.0%           9.0%         9.0%

Variable Rate:
Fleet Loan Agreement (1)                       $70.0                                                               $70.0


Average Interest Rate Base Rate, as defined, plus 1.0% or LIBOR, as defined, plus 3.0%

(1) On October 15, 1998, we entered into the Fleet Loan Agreement and borrowed approximately $32 million. As of June 30, 2000, we were in default of one of the financial covenants. On September 28, 2000, this agreement was waived and amended, waiving the covenant violation and amending the agreement to reset the financial covenants for each four quarter period beginning with the four quarters ending September 30, 2000 and to reestablish the original seasonal line period. The Fleet Loan Agreement terminates in October 2001 (fiscal 2002). See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources and Note 10 to the Notes to Consolidated Financial Statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Appendix A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth current information concerning each of our directors, executive officers and key employees. All directors shall serve until their successors are duly elected and qualified, subject, however, to prior death, resignation, retirement, disqualification or removal from office. Officers are appointed by and serve at the discretion of the Board of Directors.


                  NAME                    AGE                                POSITION
                  ----                    ---                                --------
    Richard E. Parker (1)                 59       President, Chief Executive Officer, Director, Chairman of the
                                                     Executive Committee
    Joseph P. O'Neill (1)                 42       Executive Vice President, Chief Financial Officer, Chief
                                                     Operating Officer and Secretary
    Michael F. Vukelich                   50       Chairman of the Board
    Marion Antonini                       70       Director
    Ranjit S. Bhonsle (1) (2) (3)         31       Director
    George T. Brophy                      65       Director
    William F. Dordelman                  59       Director
    Samuel P. Frieder (1) (2) (3)         36       Director
    Richard E. George (3)                 61       Director
    James A. Kohlberg                     42       Director
    Gary E. Mariani (2)                   55       Director
    A. Stephen Diamond                    53       Director


----------------
(1)      Member of Executive Committee.
(2)      Member of Audit Committee.
(3)      Member of Compensation Committee

         MR. PARKER was appointed Chief Executive Officer in June 1999. From October 1992 through April 1999, Mr. Parker held various positions at ABT Building Products Corporation ("ABT"), most recently as Chief Operating Officer.

         MR. O'NEILL was appointed Chief Financial Officer in June 1999 and additionally to Chief Operating Officer in September 2000. From January 1993 to May 1999, Mr. O'Neill was an executive of ABT, serving as Chief Financial Officer from January 1998 through May 1999.

         MR. VUKELICH has been our Chairman of the Board since September 1995. From September 1995 through June 1999, Mr. Vukelich was also our Chief Executive Officer. From 1992 through August 1995, Mr. Vukelich was President and Chief Executive Officer of M.F. Vukelich Co. He is the founder of Color Spot America, a predecessor of the Company, and was President and Chief Executive Officer of Color Spot America from its inception in 1983 to 1991. Mr. Vukelich has 28 years of experience in the nursery business.

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

         MR. FRIEDER joined Kohlberg in 1989 and was named a Principal in 1995. Mr. Frieder is also a Director of Holley Performance Products, Inc.

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

DIRECTORS' MEETINGS AND COMMITTEES

         The entire Board of Directors met four times during the fiscal year ended June 30, 2000. Each incumbent director attended 100% of the board meetings. The Board of Directors has appointed an Audit Committee, a Compensation Committee and an Executive Committee.

         AUDIT COMMITTEE. The primary responsibilities of the Audit Committee are to recommend an independent public accountant to audit our annual financial statements and to review internal and external audits, internal accounting controls, annual financial statements and, at its discretion, compliance with corporate policies and codes of conduct. The Audit Committee is comprised of outside directors. The current members of the Audit Committee are Messrs. Bhonsle, Frieder, and Mariani. The Audit Committee met three times in the fiscal year ended June 30, 2000.

         COMPENSATION COMMITTEE. The Compensation Committee determines officers' salaries and bonuses and administers the grant of stock options and other awards pursuant to our 1996 Stock Option Incentive Plan, 1997 Stock Option Plan and Special Stock Option Plan. The Compensation Committee is comprised of outside directors. The current members of the Compensation Committee are Messrs. Bhonsle, Frieder and George. The Compensation Committee did not meet during the fiscal year ended June 30, 2000.

         EXECUTIVE COMMITTEE. The primary responsibilities of the Executive Committee are to deal with day to day issues prior to meetings of the full Board of Directors. The Executive Committee met four times in the fiscal year ended June 30, 2000. The current members of the Executive Committee are Messrs. Parker, O'Neill, Bhonsle, and Frieder.

         NOMINATING COMMITTEE. The Board of Directors has no standing Nominating Committee.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

         Our Amended and Restated Certificate of Incorporation (the "Certificate") provides that each person who is or was a director or officer shall be indemnified and held harmless by us against all expense, liability and loss to the fullest extent allowable under the Delaware General Corporation Law (the "DGCL"). In addition, the Certificate provides, to the fullest extent allowable under the DGCL, that no director shall be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director. Under the DGCL, liability of a director may not be limited (i) for any breach of the director's duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) in respect of certain unlawful dividend payments or stock redemptions or repurchases or (iv) for any transaction from which the director derives an improper personal benefit. The effect of this provision in the Certificate is to eliminate our and our stockholders rights, either directly or through a stockholders' derivative suit brought on our behalf, to recover monetary damages from a director for breach of the fiduciary duty of care as a director except in those instances described under the DGCL.


ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

         The following table sets forth a summary of certain information regarding compensation we paid or accrued to our Chief Executive Officer during fiscal 2000 and each of the four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during fiscal year ended June 30, 2000 (collectively, the "Named Executives").


                                                           ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                                                                           SECURITIES
                                                                         OTHER ANNUAL      UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR   SALARY     BONUS    COMPENSATION(1)     OPTIONS      COMPENSATION
---------------------------                  ----   ------     -----    ---------------     -------      ------------

Michael F. Vukelich, Chairman of the         1998   $200,000   $50,000           $5,400              --       $573,346
  Board                                      1999    192,308                      5,800              --             --
                                             2000    200,000   400,000           16,113              --             --

Richard E. Parker, Chief Executive           1998         --        --               --              --             --
  Officer and Director                       1999     12,000        --              450              --             --
                                             2000    260,000        --          102,461              --             --

Joseph P. O'Neill, Executive Vice            1998         --        --               --              --             --
  President, Chief Financial Officer         1999      6,731        --              450              --             --
  and Secretary                              2000    175,011        --          127,390              --             --

Boligala Raju, President, Chief              1998         --        --               --              --             --
  Operating Officer and Director             1999    220,126   750,000           92,835              --             --
                                             2000    249,057   250,000          315,682              --             --

Thomas H. Dickerson, Southwest Division      1998     93,461        --            4,050              --             --
    President                                1999    187,692   745,000            5,850              --             --
                                             2000    200,000   375,000            4,590              --             --

------------------
(1) Represents car allowance, relocation, accrued severance and loan forgiveness.

OPTION GRANTS DURING FISCAL 2000. There were no options or stock appreciation rights granted during fiscal 2000 to the Named Executives.

AGGREGATE OPTION EXERCISES IN FISCAL 2000 AND YEAR-END OPTION VALUES. The following table sets forth certain information regarding options exercised and the number and value of unexercised options held by the Named Executives at June 30, 2000.

                             YEAR-END OPTION VALUES


                                                       NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                      NDERLYING OUTSTANDING          IN-THE-MONEY OPTIONS AT
                                                     OPTIONS AT JUNE 30, 2000            JUNE 30, 2000(1)
                                                     ------------------------        ------------------------
                                  SHARES
                                 ACQUIRED
                                    ON         VALUE
           NAME                  EXERCISE     REALIZED    EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
           ----                  --------     --------    -----------     -------------     -----------     -------------
Michael F. Vukelich                     0           0         550,859            51,750         613,194                 0

Richard E. Parker                       0           0          37,500           112,500               0                 0

Boligala Raju                           0           0               0                 0               0                 0

Tom Dickerson                           0           0          35,700            21,900          32,499            10,833

Joseph P. O'Neill                       0           0          18,750            56,250               0                 0

---------------
(1) Represents the value of the shares of Common Stock subject to outstanding options, based on a fair market value of $3.00 share, less the aggregate option exercise price.

EMPLOYMENT AGREEMENTS

         As part of the Recapitalization, we entered into an employment agreement with Michael F. Vukelich, the Chairman of the Board. The agreement expires December 31, 2000 and will be automatically renewed for successive one-year periods unless we or Mr. Vukelich give 60 days notice of non-renewal. As of July 1, 2000, Mr. Vukelich is paid an annual base salary of $200,000, which is increased annually based on increases in the consumer price index, and is eligible to participate in the annual bonus program pursuant to the terms of the agreement. The employment agreement continues in effect an option to purchase 395,609 shares of our Common Stock for $1.45 per share and provides that we grant Mr. Vukelich an option to purchase 207,000 shares of our Common Stock at $7.17 per share, which options were granted in fiscal 1997. The agreement terminates upon the earlier to occur of (i) our non-renewal or Mr. Vukelich's non-renewal, (ii) death or disability, (iii) termination for Cause (as defined in the agreement) or (iv) termination without Cause. In the event that the employment agreement is terminated without Cause, we are obligated to pay Mr. Vukelich his base salary through the remaining term of the employment agreement plus his pro rata portion of the bonus paid to Mr. Vukelich in the year prior to termination. In the event of Mr. Vukelich's death or disability, we are obligated to continue to pay to Mr. Vukelich or his estate his base salary for one year following his termination. The employment agreement entitles Mr. Vukelich to be nominated to a seat on the board of directors so long as he owns 10% of the Common Stock.

         As part of the employment agreement, Mr. Vukelich has agreed not to compete with our company in certain specified counties and states for the longer of one year following termination or one year following the receipt of any severance from us; provided that Mr. Vukelich may elect to waive the payment of severance, in which event the non-competition covenant expires one year following termination.

         We entered into an employment agreement with Boligala Raju, the President and Chief Operating Officer thru July 25, 2000, effective as of August 12, 1998. The agreement had no fixed term. Under the terms of the agreement, Mr. Raju was paid an annual base salary of $250,000, and was eligible to receive an annual bonus between 50% and 200% of his base salary based on the achievement of certain performance targets. Mr. Raju was guaranteed a minimum bonus for the first year of the agreement of $100,000, subject to his continued employment. Mr. Raju was paid a starting bonus of $250,000, and awarded 100,000 stock options to purchase Common Stock at $3.00 per share, which options were to vest over a four-year period. Mr. Raju resigned effective July 25, 2000, terminating the agreement. Pursuant to Mr. Raju's employment agreement, Mr. Raju received the following compensation:

         -        a $250,000 bonus;

         - the amount of the loan deemed unpaid as of July 25, 2000 was repaid by Mr. Raju; and

         - an amount equal to one year's base salary, payable over the following twelve month period.

         We entered into an employment agreement with Richard E. Parker, our Chief Executive Officer, effective June 10, 1999. Under the terms of the agreement, Mr. Parker is paid an annual base salary of $260,000, and is eligible to participate in our bonus program as established by the Board. If Mr. Parker is terminated without cause, he is entitled, under certain conditions, to receive an amount equal to one year's base salary, payable over the following twelve month period. Mr. Parker was awarded 150,000 shares of common stock at $4.00 per share, which options vest over a four-year period. We also loaned Mr. Parker $250,000 on an interest free basis, which is deemed to be repaid on a monthly basis at the rate of $50,000 per annum, subject to Mr. Parker's continued employment with Color Spot. The employment agreement entitles Mr. Parker to be nominated to the Board of Directors of Color Spot.

         We entered into an employment agreement with Joseph P. O'Neill, our Chief Financial Officer, effective June 10, 1999. Under the terms of the agreement, Mr. O'Neill is paid an annual base salary of $175,000, and is eligible to participate in our bonus program as established by the Board. If Mr. O'Neill is terminated without cause, he is entitled, under certain conditions, to receive an amount equal to one year's base salary, payable over the following twelve month period. Mr. O'Neill was awarded 75,000 shares of common stock at $4.00 per share, which options vest over a four-year period. We also loaned Mr. O'Neill $250,000 on an interest free basis, which is deemed to be repaid on a monthly basis at the rate of $50,000 per annum, subject to Mr. O'Neill's continued employment with Color Spot.

STOCK OPTION PLANS

         1996 STOCK OPTION INCENTIVE PLAN. In July 1996, the Board of Directors authorized, and our stockholders approved, a stock option plan, effective September 7, 1995, for directors, officers, employees and consultants of our company and our subsidiaries (the "1996 Option Plan"). Options to purchase a total of 1,171,419 shares of Common Stock at $1.45 per share were granted under the 1996 Option Plan. As of June 30, 2000, options to purchase 569,428 of these shares have been exercised, and 395,609 nonqualified stock options ("NQOs") are outstanding under the 1996 Option Plan. No further options will be granted under the 1996 Stock Option Plan.

         1997 STOCK OPTION PLAN. The 1997 Stock Option Plan (the "1997 Stock Option Plan") was adopted by the Board of Directors and approved by the stockholders on December 31, 1996 to attract, retain and provide incentive to our executives and key employees. Options granted under the 1997 Stock Option Plan may be either incentive stock options ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or NQOs. A total of 1,300,000 shares of Common Stock have been reserved for issuance under the 1997 Stock Option Plan.

         The 1997 Stock Option Plan is administered by the Compensation Committee of the Board of Directors which has the authority to determine the terms of the options granted. Each option has a term specified in its option agreement; provided, however, that no term can exceed ten years from the date of grant. Each option is exercisable upon the fulfillment of certain conditions, including agreement by the optionee to be bound by the Stockholders Agreement. In the case of an ISO granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all outstanding classes of our stock (a "10% Optionee"), the term of the option cannot exceed five years from the date of grant. No option granted under the 1997 Stock Option Plan may be transferred by the optionee other than by will or the laws of descent and distribution and each option may be exercised, during the lifetime of the optionee, only by such optionee. In the event that an optionee's employment terminates for any reason other than for cause, any options held which have not yet vested will expire and become unexercisable. All of the optionee's options which have vested shall expire and become unexercisable on the earlier of the expiration date stated in the option agreement or the date 90 days after the termination of the optionee's employment. If an optionee is terminated for cause prior to the later of January 1, 2000 or the third anniversary of the date the optionee commences employment, all options held by the optionee (whether or not vested) shall expire on the date of termination. The number of shares under each option and the price of any shares under such option may be adjusted in a manner consistent with any capital adjustment resulting from a stock dividend, stock split, recapitalization, reorganization or a combination or other change in the shares of Common Stock.

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

         As of June 30, 2000, under the 1997 Stock Option Plan, there were 207,000 stock options outstanding with an exercise price of $7.17 per share, 275,000 stock options outstanding with an exercise price of $3.00 per share, 224,253 stock options outstanding with an exercise price of $7.19 per share, 225,000 stock options outstanding with an exercise price of $4.00 per share and 179,600 stock options outstanding with an exercise price of $10.00 per share. The 1997 Stock Option Plan will expire in 2007 unless terminated at an earlier date by the Board of Directors.

         SPECIAL STOCK OPTION PLAN. In February 1997, the Board of Directors authorized, and the stockholders approved, a stock option plan for employees of Lone Star Growers, L.P., a wholly owned subsidiary (the "Special Option Plan"). Options to purchase a total of 139,383 shares of Common Stock at $1.43 per share were issued under the Special Option Plan. As of June 30, 2000, there were 89,010 stock options outstanding. The purpose of the Special Option Plan was to provide incentives to employees of Lone Star Growers, L.P. in connection with the acquisition of Lone Star Growers Co., the predecessor to Lone Star Growers, L.P., by our company. No further awards will be made under the Special Option Plan. The Special Option Plan is otherwise identical to the 1997 Stock Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of September 1, 2000, by: (i) all persons known by us to be the beneficial owners of five percent or more of the Common Stock; (ii) each director, (iii) each of the executive officers, and (iv) all executive officers as a group. Unless otherwise indicated, the address of each of the persons named below is in care of Color Spot Nurseries, Inc., 3478 Buskirk Avenue, Pleasant Hill, California 94523.


                      Name                                Shares Beneficially Owned(1)    Percentage Ownership(2)
                      ----                                ----------------------------    -----------------------
KCSN Acquisition Company, L.P. (3)                                            4,797,716            69.0%

Heller Equity Capital Corporation (4)                                           643,148             8.7

Michael F. Vukelich(5)                                                        1,338,350             17.8

Richard E. Parker(6)                                                             37,500              *

Joseph P. O'Neill(7)                                                             18,750              *

Thomas Dickerson(6)                                                              49,500              *

Boligala Raju                                                                         0              0

Ranjit S. Bhonsle(8)                                                                  0              0

William F. Dordelman(8)                                                               0              0

Samuel P. Frieder(8)                                                                  0              0

James A. Kohlberg(8)                                                                  0              0

Marion Antonini(8)(9)                                                            25,000              *

George T. Brophy(10)                                                             26,136              *

Richard E. George(11)                                                            80,130             1.2

Gary E. Mariani(11)                                                              84,150             1.2

Total Officers and Directors as a Group (17 persons)                          1,681,738             21.9

-----------------
*        Less than 1%
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to applicable community property laws. Shares of Common Stock subject to options or warrants currently exercisable within 60 days of the date hereof are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.
(2)      Assuming exercise of warrants and options held by the named party.
(3) The address of KCSN is 111 Radio Circle, Mt. Kisco, NY 10549. KCSN is an affiliate of Kohlberg. The ultimate general partner of KCSN is a corporation owned 100% by James A. Kohlberg. See "Item 13. Certain Relationships and Related Transactions--Relationship With Kohlberg."
(4) Includes 464,766 shares issuable upon conversion of the Heller Note. The address of Heller Equity Capital Corporation is 500 West Monroe Street, Chicago, IL 60661.
(5) Includes options to purchase 550,859 shares of Common Stock, which are presently exercisable. Excludes shares held by Karla D. Vukelich.
(6) Includes options to purchase 37,500 shares of Common Stock which are presently exercisable.
(7) Includes options to purchase 18,750 shares of Common Stock which are presently exercisable.
(8) Excludes 4,797,716 shares held by KCSN. Such person disclaims beneficial ownership of such shares.
(9) Includes options to purchase 25,000 shares of Common Stock which are presently exercisable.
(10) Includes options to purchase 26,136 shares of Common Stock which are presently exercisable.
(11) Includes options to purchase 7,763 shares of Common Stock which are presently exercisable.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH KOHLBERG

         CONTROL BY KCSN. KCSN, an affiliate of Kohlberg, owns 4,797,716 shares of Common Stock or 69.0% of the outstanding Common Stock as of September 1, 2000.

         Due to KCSN's ownership of Color Spot common stock, KCSN is able to control our company, to elect our Board of Directors and to approve any action requiring stockholder approval, including adopting amendments to our certificate of incorporation and approving or disapproving mergers or sales of all or substantially all of our assets. As a result of such control, KCSN is able to effectively control all of our policy decisions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Certain Business Considerations -- Control by Significant Stockholders and Management." As long as the Stockholders Agreement is in effect, third parties may not be able to obtain control of our company through purchases of Common Stock not owned by parties to the Stockholders Agreement.

OTHER TRANSACTIONS

         We lease a portion of our Richmond, California facility from M.F. Vukelich Co., which is wholly owned by Michael F. Vukelich. The lease expires on August 31, 2005. The aggregate annual rental payment under this lease for 2000 was $0.3 million. Under the term of the lease, rent is increased annually by 3%. The Company believes that this rent is at fair market value for the property.

         We also lease a building from the daughter of Michael F. Vukelich. The aggregate annual rental payment on this lease is $14,400. We believe that this rent is at fair market value for the building.

         We have entered into loan agreements with certain employees (see Item
11. Executive Compensation - Employment Agreements).

         All future transactions among us and our officers, directors and principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

    (1) Financial Statements:

         The following consolidated financial statements of the Company are included in Appendix A.

                  Consolidated Statements of Operations -
                           Years ended June 30, 2000, 1999, 1998

                  Consolidated Balance Sheets -
                           June 30, 2000 and 1999

                  Consolidated Statements of Cash Flows Years ended June 30,
                           2000, 1999, 1998

                  Consolidated Statements of Shareholders' Equity Years ended
                           June 30, 2000, 1999, 1998

                  Notes to Consolidated Financial Statements

                  Report of Independent Public Accountants

    (2) Financial Statement Schedules:

         The following financial statement schedule is included in Exhibit B.

                  II - Valuation and Qualifying Accounts -
                           Years ended June 30, 2000, 1999, 1998

         Inasmuch as Registrant is primarily a holding company and all subsidiaries are wholly-owned, only consolidated statements are being filed. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b)      Reports on Form 8-K

(c)      Exhibits:


EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
3.1       Form of Amended and Restated Certificate of Incorporation of the
          Registrant, incorporated by reference to the Company's Quarterly
          Report on Form 10-Q for the quarterly period ended December 25, 1997
          (SEC File No. 000-23483), as previously filed with the Securities and
          Exchange Commission.
3.2       Amendment to Certificate of Incorporation, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
3.3       Amended and Restated Bylaws, incorporated by reference to the
          Company's Registration Statement on Form S-1 (SEC File No. 333-37335),
          as previously filed with the Securities and Exchange Commission.
3.4       Form of Certificate of Designation of the Series A Preferred Stock,
          incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the quarterly period ended December 25, 1997 (SEC File No.
          000-23483), as previously filed with the Securities and Exchange
          Commission.
4.1       Form of Preferred Stock Certificate, incorporated by reference to the
          Company's Registration Statement on Form S-1 (SEC File No. 333-37335)
          and amendments thereto, as previously filed with the Securities and
          Exchange Commission.
4.2       Indenture (including Form of Note), incorporated by reference to the
          Company's Quarterly Report on Form 10-Q for the quarterly period ended
          December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
4.3       Warrant Agreement (including Form of Warrant), incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
          quarterly period ended December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.1      Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of December 24, 1997, incorporated by reference to the Company's
          Current Report on Form 8-K (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission on August 14, 1998.
10.2      First Amendment and Waiver to Second Amended And Restated Credit
          Agreement dated as of December 24, 1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.3      Second Amended and Restated Credit Agreement dated as of December 24,
          1997, incorporated by reference to the Company's Quarterly Report on
          Form 10-Q for the quarterly period ended December 25, 1997 (SEC File
          No. 000-23483), as previously filed with the Securities and Exchange
          Commission.
10.4      Amended and Restated credit Agreement dated as of February 20, 1997, incorporated by reference to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-37335), as previously filed with the
          Securities and Exchange Commission.
10.5      Re-capitalization and Stock Purchase Agreement among the Registrant,
          Heller Equity Capital Corporation ("Heller"), M.F. Vukelich Co.,
          Michael F. Vukelich, Jerry Halamuda, Gary E. Mariani, Steven J.
          Bookspan, Richard E. George and KCSN Acquisition Company, L.P. dated as of December 31, 1996, incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as
          previously filed with the Securities and Exchange Commission.
10.6      8%Subordinated Convertible Note issued to Heller, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and
          Exchange Commission.




EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
10.7      Put/Call Option Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and
          Exchange Commission.
10.8      Stockholders Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and
          Exchange Commission.
10.9      Employee Stockholders Agreement dated as of June 1, 1997, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and
          Exchange Commission.
10.10     Employment Agreement with Michael F. Vukelich dated as of December 31,
          1996, incorporated by reference to the Company's Registration
          Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.
10.11     Employment Agreement with Jerry L. Halamuda dated as of December 31,
          1996. incorporated by reference to the Company's Registration
          Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.
10.12     1996 Stock Incentive Plan incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as
          previously filed with the Securities and Exchange Commission.
10.13     1997 Stock Incentive Plan incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as
          previously filed with the Securities and Exchange Commission.
10.14     Special Stock Option Plan incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as
          previously filed with the Securities and Exchange Commission.
10.15     Form of Stock Purchase Option incorporated by reference to the
          Company's Registration Statement on Form S-1 (SEC File No. 333-37335),
          as previously filed with the Securities and Exchange Commission.
10.16     Fee Agreement dated as of December 31, 1996 between Registrant and
          Kohlberg Company, LLC incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as
          previously filed with the Securities and Exchange Commission.
10.17     Merger Agreement dated as of February 20, 1997 for the acquisition of
          Lone Star Growers Co. incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as
          previously filed with the Securities and Exchange Commission.
10.18     Real Property Lease between M.F. Vukelich Co. and the Registrant dated
          December 1, 1995, incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as
          previously filed with the Securities and Exchange Commission.
10.19     Real Property Lease between Michael F. Vukelich as Guardian for Trisha
          Vukelich and the Registrant dated as of December 31, 1995, incorporated by reference to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-37335), as previously filed with the
          Securities and Exchange Commission.
10.20     Asset Purchase Agreement dated as of March 14, 1997 between Color Spot
          Christmas Trees, Inc. and Signature Trees, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No.
          333-37335), as previously filed with the Securities and Exchange
          Commission.
10.21     9% Subordinated Promissory Note issued to Oda Nursery, Inc.
          incorporated by reference to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-37335), as previously filed with the
          Securities and Exchange Commission.
10.22     Stockholders Repurchase Agreement dated as of December 31, 1996, incorporated by reference to




EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
          the Company's Registration Statement on Form S-1 (SEC File No.
          333-37335), as previously filed with the Securities and Exchange
          Commission.
10.23     Amended and Restated Employment Agreement dated as of July 30, 1998 with Boligala Raju, incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 25, 1999
          (SEC File No. 000-23483), as previously filed with the Securities and
          Exchange Commission.
10.24     1998 Employees Stockholders Agreement incorporated by reference to the
          Company's Form 10-K for the year ended June 30, 1998 (SEC File No.
          000-23483), as previously filed with the Securities and Exchange
          Commission.
10.25     Loan and Security Agreement dated as of October 15, 1998, with Fleet
          Capital Corporation as agent, incorporated by reference to the
          Company's Form 10-K for the year ended June 30, 1998 (SEC File No.
          000-23483), as previously filed with the Securities and Exchange
          Commission.
10.25.1   Waiver and Amendment to Debt Agreement dated as of September
          28, 2000, with Fleet Capital Corporation.
10.26     Subordination Agreement dated as of October 15, 1998, between Heller,
          Fleet Capital Corporation, as agent, and the Registrant, incorporated by reference to the Company's Form 10-K for the year ended June 30,
          1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.27     Employment Agreement with Richard E. Parker dated as of June 10,
          1999, incorporated by reference to the Company's Form 10-K for the year ended June 30, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.28     Employment Agreement with Joseph P. O'Neill dated as of June 10,
          1999, incorporated by reference to the Company's Form 10-K for the year ended June 30, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.29     Amendment to Employment Agreement with Michael F. Vukelich, dated June
          10, 1999, incorporated by reference to the Company's Form 10-K for the year ended June 30, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
11.1      Computations of Earnings Per Share -- See Note 14 to the Notes to
          Consolidated Financial Statements.
12.1      Computation of Ratio of Earnings to Fixed Charges.
21.1      Subsidiaries of the Registrant incorporated by reference to the
          Company's Registration Statement on Form S-1 (SEC File No. 333-37335),
          as previously filed with the Securities and Exchange Commission.
27.1      Financial Data Schedule.

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date: October 16, 2000


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


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:


                 NAME                                    TITLE                                  DATE

         /s/ RICHARD E. PARKER           Chief Executive Officer and Director       October 16, 2000
         ---------------------           (PRINCIPAL EXECUTIVE OFFICER)
           Richard E. Parker

         /s/ JOSEPH P. O'NEILL           Executive Vice President and               October 16, 2000
         ---------------------           Chief Financial Officer (PRINCIPAL
           Joseph P. O'Neill             FINANCIAL OFFICER AND PRINCIPAL
                                         ACCOUNTING OFFICER)


        /s/ MICHAEL F. VUKELICH          Chairman of the Board                      October 16, 2000
        -----------------------
          Michael F. Vukelich

          /s/ MARION ANTONINI            Director                                   October 16, 2000
          -------------------
            Marion Antonini

         /s/ RANJIT S. BHONSLE           Director                                   October 16, 2000
         ---------------------
           Ranjit S. Bhonsle

         /s/ GEORGE T. BROPHY            Director                                   October 16, 2000
         --------------------
           George T. Brophy

       /s/ WILLIAM F. DORDELMAN          Director                                   October 16, 2000
       ------------------------
         William F. Dordelman

         /s/ SAMUEL P. FRIEDER           Director                                   October 16, 2000
         ---------------------
           Samuel P. Frieder

         /s/ RICHARD E. GEORGE           Director                                   October 16, 2000
         ---------------------
           Richard E. George



         /s/ JAMES A. KOHLBERG           Director                                   October 16, 2000
         ---------------------
           James A. Kohlberg

          /s/ GARY E. MARIANI            Director                                   October 16, 2000
          -------------------
            Gary E. Mariani

        /s/ A. STEPHEN DIAMOND           Director                                   October 16, 2000
        ----------------------
          A. Stephen Diamond


APPENDIX A


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Color Spot Nurseries, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Color Spot Nurseries, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Color Spot Nurseries, Inc. and Subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended June 30, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

      As explained in Note 8 to the financial statements, effective July 1, 1998, the Company changed its method of accounting for organization costs in accordance with the AICPA's Statement of Position 98-5, "Reporting on Costs of Start-up Activities".


/s/ Arthur Andersen LLP




San Francisco, California
August 25, 2000

                     COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             June 30,             June 30,
                                                                                               2000                 1999
                                                                                           -------------       -------------
                                            ASSETS
CURRENT ASSETS:
     Cash                                                                                  $      1,739        $      1,420
     Accounts receivable, net of allowances of $1,199 and $1,854, respectively                   19,449              19,956
     Inventories, net                                                                            38,989              33,075
     Prepaid expenses and other                                                                     429                 723
                                                                                           ------------        ------------
         Total current assets                                                                    60,606              55,174

CHRISTMAS TREE INVENTORIES                                                                        7,205               4,749
PROPERTY, PLANT AND EQUIPMENT, net                                                               49,772              50,199
ASSETS HELD FOR SALE                                                                                612                 696
INTANGIBLE ASSETS, net                                                                           47,129              50,898
DEFERRED INCOME TAXES                                                                            19,476              18,788
NOTES RECEIVABLE AND  OTHER ASSETS                                                                  966               1,250
         Total assets                                                                      $    185,766        $    181,754
                                                                                           ============        ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable                                                                      $     11,549        $      5,188
     Accrued liabilities                                                                         19,462              16,176
     Dividends payable to stockholders                                                              301                 257
     Deferred income taxes                                                                       12,415              12,541
     Current maturities of long-term debt                                                           590                 828
                                                                                           ------------        ------------
         Total current liabilities                                                               44,317              34,990

LONG-TERM DEBT                                                                                  124,690             123,413
                                                                                           ------------        ------------
         Total liabilities                                                                      169,007             158,403
                                                                                           ------------        ------------

SERIES A PREFERRED STOCK, REDEEMABLE, $0.01 par value, 100,000 shares
     authorized, 54,882 and 48,298 shares issued and outstanding, respectively                   46,591              39,151
                                                                                           ------------        ------------
REDEEMABLE COMMON STOCK, $0.001 par value, 1,143,339 shares
     issued and outstanding                                                                       3,152               2,689
                                                                                           ------------        ------------
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $0.001 par value, 50,000,000 shares authorized,
         5,805,258 and 5,811,468 shares issued and outstanding, respectively                         12                  12
     Additional paid-in capital                                                                  51,668              51,358
     Treasury stock, 6,226,649 and 6,220,439 shares, respectively                               (45,651)            (45,633)
     Warrants, 825,000 exercisable at $0.01 per share                                             8,250               8,250
     Accumulated deficit                                                                        (47,263)            (32,476)
                                                                                           ------------        ------------
         Total stockholders' deficit                                                            (32,984)            (18,489)
                                                                                           ------------        ------------
         Total liabilities and stockholders' deficit                                       $    185,766        $    181,754
                                                                                           ============        ============

        The accompanying notes are an integral part of these consolidated financial statements.

                COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        2000             1999                 1998
                                                                    ------------     ------------         ------------
NET SALES                                                           $    210,887     $    206,076         $    187,731
COST OF SALES                                                            130,891          117,793              136,214
                                                                    ------------     ------------         ------------
         Gross profit                                                     79,996           88,283               51,517

SALES, MARKETING AND DELIVERY EXPENSES                                    50,362           46,252               50,033
GENERAL AND ADMINISTRATIVE EXPENSES                                       20,840           25,610               13,338
AMORTIZATION OF INTANGIBLE ASSETS                                          1,719            1,727                2,308
TERMINATION OF MANAGEMENT FEE AND OTHER                                       --               --                2,400
                                                                    ------------     ------------         ------------
         Income (loss) from operations                                     7,075           14,694              (16,562)

INTEREST EXPENSE                                                          15,962           16,464               13,405
OTHER (INCOME) EXPENSE, NET                                               (1,260)             355                 (285)
                                                                    ------------     ------------         ------------
         Loss before income taxes, cumulative effect of change
             in accounting principle and extraordinary loss               (7,627)          (2,125)             (29,682)

INCOME TAX BENEFIT                                                           791              727               10,514
                                                                    ------------     ------------         ------------
         Loss before cumulative effect of change in accounting            (6,836)          (1,398)             (19,168)
             principle and extraordinary loss

CUMMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE, net of tax benefit                                            --            1,718                   --

EXTRAORDINARY LOSS, net of tax benefit
                                                                    ------------     ------------         ------------
         Net loss                                                         (6,836)          (4,134)             (21,960)

SERIES A PREFERRED STOCK DIVIDENDS/ACCRETION                               7,951            7,102                3,148
                                                                    ------------     ------------         ------------
         Net loss applicable to common stock                        $    (14,787)    $    (11,236)        $    (25,108)
                                                                    ============     ============         ============

Basic and diluted loss per common share:
     Loss before cumulative effect of change in accounting          $      (2.13)    $      (1.22)        $      (3.25)
         principle and extraordinary loss
     Cumulative effect of change in accounting principle            $                $      (0.25)        $         --
     Extraordinary loss                                             $                $      (0.15)        $      (0.40)
                                                                    ------------     ------------         ------------
         Total                                                      $      (2.13)    $      (1.62)        $      (3.65)
                                                                    ============     ============         ============
Shares used in per share calculation                                   6,950,238        6,941,022            6,874,416
                                                                    ============     ============         ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                      (IN THOUSANDS, EXCEPT COMMON SHARES)


                                                         Additional
                                             Common       Paid-In      Treasury
                                              Stock       Capital        Stock      Warrants
                                            ----------   ---------    ---------     --------
Balance, June 30, 1997                      $      162   $   45,033   $  (45,228)   $    --

Issuance of common stock:
     Existing shareholders and management            7        5,123         --           --
     Acquisition of businesses                       1          625         --           --
Issuance of warrants                            --            --            --           8,250
Purchase of redeemable common stock, net        --               36         (260)        --
Accretion of redeemable common stock            --            --            --           --
Accretion of Series A preferred stock           --             -            --           --
Par value adjustment                              (158)         158         --           --
Series A Preferred stock dividends              --            --            --           --
Net loss                                        --            --            --           --
                                            ----------   ----------   ----------    ----------

Balance, June 30, 1998                              12       50,975      (45,488)        8,250

Accretion of Series A preferred stock           --            --            --           --
Accretion of redeemable common stock            --            --            --           --
Exercise of stock options                       --               54         --           --
Series A preferred stock dividends              --            --            --           --
Other                                           --              329         (145)        --
Net loss                                        --            --            --           --
                                            ----------   ----------  -----------    ----------
Balance, June 30, 1999                              12       51,358      (45,633)        8,250

Accretion of Series A preferred stock           --            --            --           --
Accretion of redeemable common stock            --            --            --           --
Exercise of stock options                       --            --            --           --
Series A preferred stock dividends              --            --            --           --
Purchase of treasury stock                                      310          (18)
Net loss                                        --            --            --           --
                                            ----------   ----------  -----------    ----------
Balance, June 30, 2000                      $       12   $   51,668  $   (45,651)   $    8,250
                                            ==========   ==========  ===========    ==========


                                               Retained           Total
                                               Earnings       Stockholders'
                                             (Accumulated         Equity       Comprehensive
                                               Deficit)         (Deficit)     Income/(Loss)
                                             ------------     -----------    -------------
Balance, June 30, 1997                       $       4,108    $      4,075    $       2,840
                                                                              =============
Issuance of common stock:
     Existing shareholders and management            --              5,130          --
     Acquisition of businesses                       --                626          --
Issuance of warrants                                 --              8,250          --
Purchase of redeemable common stock, net             --               (224)         --
Accretion of redeemable common stock                  (240)           (240)         --
Accretion of Series A preferred stock                 (410)           (410)         --
Par value adjustment                                  -             --              --
Series A Preferred stock dividends                  (2,738)         (2,738)         --
Net loss                                           (21,960)        (21,960)         (21,960)
                                              ------------     -----------    -------------

Balance, June 30, 1998                             (21,240)         (7,491)   $     (21,960)
                                                                              =============
Accretion of Series A preferred stock                 (833)           (833)         --
Accretion of redeemable common stock                  (443)           (443)         --
Exercise of stock options                            --                54           --
Series A preferred stock dividends                  (5,826)         (5,826)         --
Other                                                --                184          --
Net loss                                            (4,134)         (4,134)          (4,134)
                                              ------------     -----------    -------------
Balance, June 30, 1999                             (32,476)        (18,489)   $      (4,134)
                                                                              =============
Accretion of Series A preferred stock                 (855)           (855)         --
Accretion of redeemable common stock                  (463)           (463)         --
Exercise of stock options                            --             --              --
Series A preferred stock dividends                  (6,633)         (6,633)         --
Purchase of treasury stock                                             292          --
Net loss                                            (6,836)         (6,836)          (6,836)
                                              ------------     -----------    -------------
Balance, June 30, 2000                        $    (47,263)    $   (32,984)    $     (6,836)
                                              ============     ============   ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)

                                                                                     June 30,         June 30,          June 30,
                                                                                       2000            1999              1998
                                                                                  -----------      -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $   (6,836)        $   (4,134)        $  (21,960)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                                7,823              7,205              5,977
         Gain on sale of assets                                                      (1,455)                --                 --
         Interest paid in kind                                                          700                660                602
         Deferred income taxes                                                         (814)            (2,141)           (10,080)
         Write-off of deferred financing costs                                            -              2,612                 --
         Cumulative effect of change in accounting principle                              -              1,547              2,792
         Changes in operating assets and liabilities:
             Decrease (increase) in accounts receivable, net                            507              8,450             (1,039)
             Decrease (increase) in inventories, net                                 (5,914)             9,231             (2,717)
             Decrease (increase) in prepaid expenses and other current assets           294              1,080               (819)
             Increase in Christmas tree inventory                                    (2,456)            (1,142)            (3,066)
             Decrease in notes receivable and other                                     284                196                120
             Increase (decrease) in accounts payable                                  6,361            (11,117)             3,482
             Increase in accrued liabilities                                          9,454              2,769                843
                                                                                 ----------         ----------         ----------
                Net cash provided by (used in) operating activities                   7,948             15,216            (25,865)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid in business acquisitions, net of cash acquired                            --                 --            (40,539)
     Purchases of fixed assets                                                       (6,089)            (2,176)           (13,508)
     Proceeds from sale of fixed assets                                               1,940                 --                 --
                                                                                 ----------         ----------         ----------
                Net cash used in investing activities                                (4,149)            (2,176)           (54,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds (payments) on cash overdraft                                       (3,826)               824               (787)
     Issuance of common stock                                                            --                 --              5,130
     Purchase of treasury stock                                                         (18)               (85)              (260)
     Financing and organizational costs                                                  25             (2,087)              (616)
     Issuance of preferred stock and warrants                                            --                 --             40,000
     Proceeds from borrowings                                                            --                 --            136,803
     Debt and stock issuance costs                                                       --                 --             (8,051)
     Net borrowings under revolving line of credit                                    1,214             19,783             42,280
     Repayments on revolving line of credit                                              --            (31,338)           (30,347)
     Repayments of long-term debt                                                      (875)              (961)          (104,758)
                                                                                 ----------         ----------         ----------
                Net cash provided by (used in) financing activities                  (3,480)           (13,864)            79,394

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    319               (824)              (518)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,420              2,244              2,762
                                                                                 ----------         ----------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    1,739         $    1,420         $    2,244
                                                                                 ==========         ==========         ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                                $   15,923         $   14,679         $   11,725
                                                                                 ==========         ==========         ==========
         Income taxes                                                            $       89         $       34         $       --
                                                                                 ==========         ==========         ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
     Stock issued for acquisitions                                               $       --         $       --         $      626
                                                                                 ==========         ==========         ==========
     Issuance of notes payable in connection with acquisition                    $       --         $       --         $    1,000
                                                                                 ==========         ==========         ==========
     Series A Preferred Stock dividends/Stock accretion                          $    7,951         $    7,102         $    2,738
                                                                                 ==========         ==========         ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 1.  BASIS OF PRESENTATION,  OPERATIONS, AND SIGNIFICANT EVENTS

OPERATIONS

         Color Spot Nurseries is a producer and distributor of packaged bedding plants and flowers, groundcover, ornamental plants and shrubs, and Christmas trees. As of June 30, 2000, we operate 17 production facilities located in 5 states. We also own or lease growing fields for Christmas trees in Oregon, Michigan, North Carolina, and Tennessee. We sell primarily to general merchandise stores, home improvement stores, retail garden stores and commercial landscapers, located predominantly in California, Texas and other western states.

         Our fiscal 1998 operating results were adversely impacted by the severe weather associated with El Nino, and inventory overproduction that resulted in significant write-off of unsaleable excess product. Therefore, for the fiscal year ended June 30, 1998, we reported a net loss before income taxes and extraordinary items of $29.7 million and used $25.9 million of cash in operating activities. Consequently, we were not in compliance with certain financial covenants on our revolving credit facility at March 26, 1998 and June 30, 1998, but a waiver was obtained from the banks for the violations.

         In fiscal 1999, in order to improve our operating results we hired several new executives with significant operating experience to bolster our current management team. The new management team redesigned the organizational structure and implemented measures designed to improve production, distribution and selling efficiencies and reduce product returns and shrink. One of the tactical initiatives implemented by management was to adjust the production planning process to better match supply and demand and limit excess inventory while maintaining high quality customer service. This production change resulted in lower write-off of unsaleable excess inventory. In connection with the new management team's review of operations, we recorded a pre-tax charge of $3.7 million related to closure or modification to certain facilities, employee severance and relocation and other consulting costs. This charge has been recorded in general and administrative expense.

         Management is currently reviewing its organizational structure, production and distribution methodologies and sales organization in light of its fiscal 2000 operating results. Such review could result in facility closures, employee severance or other charges. Any charges will be taken in the period definitive decisions are made by management (see Note 21 - Subsequent Events).

         On October 15, 1998, we entered into a new three-year loan agreement providing up to $70.0 million of availability. In connection with this loan agreement, our existing credit facilities were repaid in full and terminated. We recorded a $1.0 million non-cash extraordinary charge, net of tax benefit, related to the write-off of unamortized financing costs associated with the terminated facilities in the second fiscal quarter of 1999 (see Note 10 - Debt). As of June 30, 2000, we were not in compliance with a certain financial covenant of this new loan agreement, however, on August 10, 2000, a waiver curing the noncompliance was obtained. On September 28, 2000, we received a waiver and amendment to this loan agreement, waiving the covenant violation and amending the agreement to reset the financial covenants for each four quarter period beginning with the four quarters ending September 30, 2000 and to reestablish the original seasonal line period.

         Although the accompanying financial statements were prepared contemplating the realization of all recorded assets, including intangible assets and deferred tax assets of $47.1 million and $19.5 million, respectively, and the satisfaction of liabilities in the normal course of business, we must generate sufficient cash flow to meet our obligations as they come due, comply with the terms of our new credit facilities, including meeting our financial covenants and successfully refinancing our three-year loan agreement, and ultimately attain profitability and achieve other business objectives or there will be a material adverse impact on our business, financial position and results of operations. No assurance can be provided that we will be able to attain profitability or achieve our business objectives.

LEVERAGE AND FINANCING

         As of June 30, 1998, we had $135.0 million of consolidated long-term indebtedness and an accumulated deficit of $21.2 million. Simultaneously with the completion of the 1997 Offerings, we entered into a loan agreement for a $110 million revolving loan facility with a number of banking institutions, led by Credit Agricole Indosuez. As of June 30, 1998, we were in default on this loan agreement and our ability to borrow under this loan agreement was suspended indefinitely. On October 15, 1998, we entered into the Loan and Security Agreement with Fleet Capital Corporation, as agent, and our prior credit facility with Credit Agricole Indosuez was terminated and repaid in full. Although we succeeded in refinancing the debt, there can be no assurance that we will be able to generate sufficient cash flows and financial goals to comply with debt covenants in the future.

         As of June 30, 2000, we were not in compliance with a certain financial covenant of our current loan agreement. On September 28, 2000, our three-year loan agreement was amended waiving the covenant violation, resetting the financial covenants and reestablishing the original seasonal line period. There can be no assurance that our lenders will waive noncompliance in the future and if they do not, we may be unable to obtain sufficient alternative funding to continue operations in their present form. We had $124.7 million of long-term indebtedness and an accumulated deficit of $47.3 million. We are highly leveraged.

         We may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing indebtedness and capital stock. We have significant debt service obligations. Our debt service obligations have important consequences to holders of the Senior Subordinated Notes, Series A Preferred Stock, common stock and warrants (see Notes 10, 12, and 13), including the following: (i) a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for operations, acquisitions, future business opportunities and other purposes and increasing our vulnerability to adverse general economic and industry conditions; (ii) our leveraged position may increase our vulnerability to competitive pressures;
(iii) the amended financial covenants and other restrictions contained in the current loan agreement (see Note 10), the indenture and the certificate of designation for the Series A Preferred Stock will require us to meet certain financial tests and will restrict our ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

         Our ability to make scheduled principal and interest payments or to refinance our indebtedness to pay dividends and make redemption payments on the Series A Preferred Stock and to pay dividends on the Common Stock depends on future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that we will continue to generate sufficient cash flow from operations in the future to service our debt, pay dividends, make redemption payments and fund necessary capital expenditures. If unable to do so, we may be required to refinance all or a portion of our existing debt including the Notes, sell assets or obtain additional financing. There can be no assurance that any such refinancing or that any such sale of assets or additional financing would be possible on terms reasonably favorable to us, or at all. In addition, unforeseen problems, delays, expenses and difficulties as well as changes in economic and regulatory or competitive conditions may lead to cost increases that would make our current cash flow and borrowings under the current loan agreement insufficient to meet our capital needs.

         The current loan agreement restricts, among other things, our ability to incur additional indebtedness, incur liens, pay or declare dividends, enter into any transaction not in the usual course of business, guarantee or otherwise become in any way liable with respect to the obligations of another party or entity, merge or consolidate with another person, or sell or transfer any collateral (except for the sale of inventory in the ordinary course of business). A breach of any of these covenants could result in a default under the current loan agreement. Upon the occurrence of an Event of Default (as defined in the Fleet loan agreement), the lenders could elect to declare all amounts outstanding under the current loan agreement, together with accrued interest, to be immediately due and payable. If we were unable to pay those amounts the lenders could proceed against the collateral granted to them to secure that indebtedness. If the current loan agreement indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay the indebtedness in full or other indebtedness. Substantially all of our assets are pledged as security under the current loan agreement. The restrictions described above, in combination with our leveraged nature, may limit our ability to obtain financing in the future or may otherwise restrict corporate activities.

 BASIS OF PRESENTATION AND RECAPTALIZATION

         The consolidated balance sheets as of June 30, 2000 and 1999, and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2000, 1999, and 1998, include the accounts of Color Spot Nurseries, Inc., a Delaware corporation, and its wholly owned subsidiaries. On December 31, 1996, KCSN Acquisition Corporation, L.P. (Kohlberg), a partnership controlled by Kohlberg & Company, LLC and unrelated to Color Spot, acquired control of Color Spot through a series of stock transactions accounted for as a recapitalization. In connection with the recapitalization, we borrowed $37.3 million, purchased 6,164,034 shares of our common stock at $7.17 per share, including all shares owned by Heller, which controlled Color Spot at the time, and certain shares owned by management, sold 3,566,173 shares of stock to KCSN Acquisition Corporation, L.P. and certain members of management for $7.17 per share ($22.3 million) and repaid $14.1 million of our prior indebtedness.

OFFERINGS

         In December 1997, we sold $100 million of 10 1/2% Senior Subordinated Notes and 40,000 units each unit consisting of one share of 13% Series A Cumulative Preferred Stock and warrants representing the right to purchase
20.625 shares of our common stock for $0.01 each. We raised $133.5 million net of fees and expenses, from these offerings which we used to repay existing indebtedness. Further information on the Notes and Series A Preferred Stock and Warrants is discussed at Notes 10 and 13, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Color Spot Nurseries, Inc. and its wholly owned subsidiaries. All material intercompany amounts and transactions have been eliminated in consolidation.

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

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Tree inventories are stated at average cost and are classified as long-term assets until they are harvested. Inventory costs include material and labor and production costs directly associated with the growing process. Direct costs associated with inventory shrink are charged to cost of sales as a period expense. Reserves are recorded for excess inventory.

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

         Depreciation is computed on a straight-line basis over the following estimated useful lives:


         ASSET CLASSIFICATION                     ESTIMATED USEFUL LIFE
         --------------------                     ---------------------
         Land Improvements                        40 years
         Buildings                                15 to 20 years
         Machinery and equipment                  5 to 10 years
         Computer equipment                       3 to 5 years
         Furniture and fixtures                   5 to 10 years
         Leasehold improvements                   Life of lease

         Major renewals and improvements that extend the useful life of an asset are capitalized; routine maintenance and repairs are expensed as incurred. Upon sale or retirement of assets, the asset cost and related depreciation are removed from the accounts and any related gain or loss is reflected in our operating results.

SOFTWARE

         Purchases of software, including internal and external development costs, are capitalized and amortized over three years using the straight-line method.

INTANGIBLE ASSETS

         Amortization of intangible assets is computed on a straight-line basis over the shorter of estimated useful lives or contract periods. The following useful lives are used for recognizing amortization expense:


         INTANGIBLE CATEGORY                      ESTIMATED USEFUL LIFE
         -------------------                      ---------------------
         Goodwill                                          40 years
         Noncompete agreements                              5 years
         Financing costs                                    3 years

         Goodwill represents the excess of cost over the estimated fair value of the net assets of acquired businesses. Should events or circumstances occur subsequent to any business acquisition which bring into question the realizable value or impairment of any component of goodwill, we will evaluate the remaining useful life and balance of goodwill and make appropriate adjustments. Our principal considerations in determining impairment include the strategic benefit of our particular business related to the questioned component of goodwill as measured by undiscounted current and expected future operating income levels of that particular business and expected undiscounted future cash flows.

REDEEMABLE SERIES A PREFERRED STOCK AND WARRANTS

         We are required to redeem all outstanding shares of Series A Preferred Stock at a price equal to the liquidation preference (see Note 13), plus accrued and unpaid dividends, if any, at December 15, 2008. The Series A Preferred Stock may be redeemable in whole or in part, at our option, on or after December 15, 2002 at specified redemption prices. The difference between the carrying amount and redemption amount is accreted over eleven years (the period from the date of issuance to the date of mandatory redemption). As a result of the mandatory redemption feature, redeemable Preferred Stock is classified outside of stockholders' equity.

         Warrants are recorded at their estimate of fair value on the date of issuance.

REDEEMABLE COMMON STOCK

         We are required to repurchase shares of Common Stock from certain management stockholders in the event of their termination due to their death or permanent disability. Such repurchases are at fair market value as determined by the Board of Directors. The Board of Directors will retain an independent appraisal firm to assist them in determining the fair market value of the Common Stock on a periodic basis. The difference between the carrying amount of the redeemable Common Stock and its fair value is accreted over the life expectancy of the management stockholders by charging "retained earnings." As a result of the redemption feature, redeemable Common Stock is classified outside of stockholders' equity (irrespective of voting rights of the stock).

FINANCIAL INSTRUMENTS

         The carrying amounts for cash, receivables and accounts payable approximate fair value due to the short-term nature of these instruments. Other fair value disclosures are in the respective notes.

         In order to decrease our exposure to unfavorable interest rate movements, we may from time to time, purchase interest rate protection agreements to cap the interest rates on our floating rate obligations. The purchase price of the interest rate protection agreements is capitalized and amortized over the life of the agreement. Amortization of the purchase price is charged to interest expense. Subsequent to purchase, we do not have any cash requirements related to our interest rate cap agreements. If interest rates exceed the interest rate on the interest rate protection agreement, our counterparty will pay us the differential between the interest due on a floating basis and the interest due on the fixed basis. Payments made by our counterparties are recorded as a reduction of interest expense in the period earned (see Note 10).

REVENUE RECOGNITION

         Revenue is recognized when products are shipped to the customer. Sales returns and allowances are estimated and recorded as a charge against revenue in the period in which the related sales are recognized.

OTHER (INCOME)/EXPENSE, NET

         Other (income)/expense, net includes net gains on the sale of assets.

INCOME TAXES

         Income taxes are recognized utilizing the asset and liability method under which deferred income taxes are recognized for the consequences of temporary differences by applying currently enacted statutory rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. A valuation allowance is provided for deferred tax assets if their realizability is uncertain.

EARNINGS PER SHARE

         Basic earnings per share was calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the impact of common stock options, warrants outstanding and other convertible securities, if dilutive. Earnings per share and all share data for all periods presented reflect the 0.69-for-one reverse stock split, which occurred in December 1997.

PREFERRED STOCK DIVIDENDS/ACCRETION

         Preferred stock dividends/accretion include dividends on the Company's Series A Preferred Stock, and accretion to liquidation value of the Series A Preferred Stock and Redeemable Common Stock.

ASSET IMPAIRMENT

         Long-lived assets, certain identifiable intangible assets and goodwill will be reviewed for impairment when expected future undiscounted cash flows are less than the carrying value of the asset. No charges were recorded pursuant to this statement in fiscal 2000, 1999 or 1998.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees (APB 25)", and related interpretations in accounting for our employee stock options. Under APB 25, when the exercise price of employee stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recorded. We have adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock Based Compensation".

RECENT ACCOUNTING PRONOUNCEMENTS

         In 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In 1999, the FASB issued Statement of Financial Accounting Standards No. 137, deferring the effection date of SFAS No. 133. SFAS 133 establishes a new accounting model for derivative instruments and hedging activities. We will adopt SFAS 133 in fiscal year 2001. We believe adoption of SFAS 133 will not significantly affect our financial position, results of operations or financial statement presentation.

         In 2000, the Emerging Issues Task Force tentatively concluded on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". Under the tentative conclusion, all amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue, and also, any costs incurred by the seller for shipping and handling should be classified as costs of goods sold. The adoption of EITF 00-10 would require us to change our income statement classification of such revenues and costs. There is currently no proposed effective date.

RECLASSIFICATIONS

         Certain prior year balances have been reclassified in order to conform to the current year's presentation.

3.  CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable. We sell primarily on 10-day and 30-day terms, perform credit evaluation procedures on our customers and generally do not require collateral on our accounts receivable because the majority of our customers are large, established retail customers with operations throughout the United States. Most of our sales are in California and Texas. We maintain an allowance for potential credit losses. For the periods ended June 30, 2000, 1999, and 1998, sales to the eight largest customers constituted 75%, 70%, and 71% of net sales, respectively. Sales to our largest customer constituted 41%, 37%, and 35% of net sales in these respective periods. Accounts receivable balances generally reflect the net sales percentages for our largest customers. Because of the credit worthiness of our largest customers, we believe our credit risk is mitigated. The loss of, or reduction in orders from, any major retail customer could have a material adverse effect on us.

4.  INVENTORIES

         Inventories at June 30, 2000 and 1999, consisted of the following (in thousands):

                                                     2000            1999
                                                  ------------------------------
      Current:
         Outdoor flowers and vegetable plants           $39,792        $33,159
         Raw materials and supplies                       4,208          2,471
         Inventory reserve                              (5,011)        (2,555)
                                                  ------------------------------
              Total current inventories                  38,989         33,075
      Noncurrent:
         Christmas tree inventories                       7,205          4,749
                                                  ------------------------------
              Total inventories, net                    $46,194        $37,824
                                                  ==============================

5.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of June 30, 2000 and 1999, consisted of the following (in thousands):


                                                             2000            1999
                                                        ------------------------------
      Land and land improvements                               $  9,206       $  9,377
      Greenhouses and buildings                                  24,892         24,817
      Furniture and fixtures                                      6,012          5,045
      Machinery and equipment                                    18,695         17,150
      Leasehold improvements                                      6,765          5,713
      Assets under capital leases                                   488          1,018
      Construction in progress                                    2,703              -
                                                        ------------------------------
                                                                 68,761         63,120
      Less:  Accumulated depreciation                          (18,989)       (12,921)
                                                        ------------------------------
              Total property, plant and equipment, net        $  49,772      $  50,199
                                                        ==============================


         Depreciation expense for the periods ended June 30, 2000, 1999 and 1998 was $6.1 million, $5.5 million and $3.7 million, respectively. At June 30, 2000 and 1999, greenhouses with an original cost of $7.9 million are in service on property leased by us under operating lease agreements. Construction in progress is primarily composed of upgrades or additions to our greenhouses and watering systems.

6.   ASSETS HELD FOR SALE

         Assets held for sale as of June 30, 2000 consists of land at one facility that we plan to dispose of during fiscal 2001. The land at this location was identified during management's review of our operations as excess capacity. The carrying value of this land is lower than the anticipated sales price.

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

8.  INTANGIBLE ASSETS

         Intangible assets as of June 30, 2000 and 1999, consisted of the following (in thousands):

                                                  2000            1999
                                             ------------------------------
      Goodwill                                    $47,517        $47,517
      Financing costs                               6,278          6,302
      Noncompete agreements                         1,694          1,694
      Other                                           916            916
                                             ------------------------------
                                                   56,405         56,429
      Less:  Accumulated amortization             (9,276)        (5,531)
                                             ------------------------------
              Total intangible assets, net        $47,129        $50,898
                                             ==============================

         In April 1998, the AICPA issued Statement of Position 98-5 "Reporting on Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires non-governmental entities to expense start-up costs, including organization costs, as incurred. We adopted SOP 98-5 on July 1, 1998 and recognized a $2.6 million non-cash, pre-tax charge ($1.7 million after tax benefit), which was accounted for as a change in accounting principle.

9.   ACCRUED LIABILITIES

         Accrued liabilities as of June 30, 2000 and 1999, consisted of the following (in thousands):

                                           2000         1999
                                       ------------------------------
Compensation and benefits                   $ 3,963      $ 8,813
Cash overdraft                                7,968        3,514
Accrued rebates                               2,170          928
Accrued raw material purchases                1,851          352
Accrued interest                                643          585
Other                                         2,867        1,984
                                       ------------------------------
     Total accrued liabilities              $19,462      $16,176
                                       ==============================

10.  DEBT

         In December 1997, simultaneous with the Series A Preferred Stock and Warrants offering, (See Note 13), we sold $100 million of 10 1/2% Senior Subordinated Notes. We raised, net of fees and expenses, $133.5 million from the notes and Series A Preferred Stock and Warrants offerings. We used the proceeds from these offerings to extinguish existing debt. As a result of the early extinguishment of debt, we recognized an extraordinary loss on the write-off of deferred financing costs of $2.8 million, net of tax, (See Note 18).

         Simultaneous with the completion of the offerings, we entered into a new loan agreement with a syndicate of banks. The new agreement provided us with a two-year acquisition term loan facility of $75.0 million, a five-year revolving facility of $40.0 million and a five-year supplemental line of $35.0 million. The loan agreement required us to comply with certain financial and non-financial covenants. At June 30, 1998, we had outstanding borrowings of $24.0 million on the revolving credit facility and no borrowings on the acquisition term loan or the supplemental line. At June 30, 1998, we were in default of certain financial covenants relating to these loans. On August 7, 1998, the credit agreement was amended and the lender waived any default or event of default caused by our failure to meet certain covenants at June 30, 1998. We were also out of compliance with certain financial covenants at March 26, 1998 and received a waiver of such default for the March 1998 test period. The August amendment also halted borrowings under both the acquisition term loan and the supplemental line.

         On October 15, 1998, we entered into a new three year Loan and Security Agreement with Fleet Capital Corporation, and terminated the acquisition term loan, five-year revolving facility and five-year supplemental line. This loan agreement provides a $70.0 million credit facility, $55.0 million of which is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable, and $13.9 million of which is available, without limitation, from October 1 through March 31 of each year, as amended. This loan agreement restricts, among other things, our ability to incur additional indebtedness, incur liens, pay or declare dividends, or enter into certain transactions. In addition, the loan agreement requires us to meet certain financial covenants. As of June 30, 2000, we were not in compliance with a certain financial covenant, however, on August 10, 2000, a waiver curing the noncompliance was obtained. On September 28, 2000, a waiver and amendment under the Loan and Security Agreement was obtained waiving the covenant violation, resetting the financial covenants for each four quarter period beginning with the four quarters ending September 30, 2000 and reestablishing the original seasonal line period. Our three-year revolving credit facility expires on October 15, 2001. Management is working to extend the term of the agreement. There can be no assurance that an extension will be granted and, if not, that alternative financing will be available.

         We recorded a $1.0 million non-cash extraordinary charge, net of tax benefit, related to the write-off of unamortized financing costs associated with the terminated credit facility in connection with the refinancing in October 1998.

         Debt as of June 30, 2000 and 1999, consisted of the following (in thousands):


                                                                                        2000         1999
                                                                                       ------------------------
Senior Subordinated Notes redeemable, in whole or in part, at our option, at any time on or after December 15, 2002 at specified redemption prices.  Interest accrues at 10 1/2% per annum and is payable semiannually on each June 15 and December
15. Unpaid principal and interest is due on December 15, 2007.                          $100,000     $100,000

Three-year revolving credit facility, as waived and amended (expiring on October
15, 2001), up to $70,000, $55,000 based on a percentage of eligible inventory and eligible accounts receivable and $13,850 available, without limitation, from
October 1 through March 31 of each fiscal year.  Advances under the line accrue interest at our option, at a variable rate equal to Prime plus 1.0% or LIBOR plus
3.0%.  In addition, to the extent that our borrowings exceed certain borrowing base limitations during the period from October 1 through March 31, the interest rates increase by an additional 0.5%.  The line is secured by substantially all of
our assets.                                                                               13,697       12,483

Convertible note payable to a former majority owner in conjunction with the recapitalization at December 31, 1996.  The holder of the note may convert all or any portion of the principal and accrued interest into non-voting common stock, provided that if converted in connection with a public offering, the shares will be converted to voting common stock.  The conversion price is $20.09 per share and is subject to adjustments.  If not converted, the note requires full payment of principle and all accrued and unpaid interest on December 31, 2004.  The note bears interest at 8%.  At June 30, 2000, 1999 and 1998, the unpaid accrued interest amount of $700, $651 and $602 respectively, was capitalized into the
original principal balance of $7,100.                                                      9,337        8,637

Acquisition Subordinated Promissory Note with a principal amount of $1,000.
Interest at the rate of 9% per annum accrues daily and is payable monthly in arrears. The note is due on August 31, 2004.  The note is subject to mandatory redemption prior to August 31, 2004 on the nine-month anniversary of the date on which we complete an initial registered public offering of any class of common
stock.                                                                                     1,000        1,000

Amounts due pursuant to non-compete agreements resulting from various acquisitions.  The individual agreements require monthly payments ranging from
$0.1 to $10.0 with all unpaid principal due on dates ranging from January 1, 2000
through April 4, 2002.                                                                       380          721

Other debt consists of equipment notes, bank loans and real estate notes.  These debts have varying payment terms (monthly or at maturity).  Monthly principal payments range from $0.5 to $8.  One note is due in full in December 2001 in the amount of $500.  Interest rates on these debts range from 7.9% to 10.75%, with
maturity dates ranging from December 1998 through August 2002.                               744        1,053

Various capital lease obligations were incurred in conjunction with the rental of equipment.  The leases require monthly principal payments ranging from $0.2 to
$13.  Interest rates on the leases range from 6% to 17.9%.  Maturity dates range
from December 1998 through September 2003.                                                   122          347
                                                                                       ------------------------

Total Debt                                                                               125,280      124,241
Less:  Current maturities                                                                  (590)        (828)
                                                                                       ------------------------
Long-term portion                                                                       $124,690     $123,413
                                                                                       ========================

         Maturities of debt and capital lease obligations are as follows (in thousands):


                                     CAPITAL
                       DEBT           LEASES            TOTAL
                       ----           ------            -----
      2001         $    505         $     85         $    590
      2002              119               35              154
      2003               --                2                2
      2004               --               --               --
      2005               --               --               --
Thereafter          124,534               --          124,534
                   --------         --------         --------
                   $125,158         $    122         $125,280
                   ========         ========         ========

         The book value of long-term debt and current maturities, excluding Senior Subordinated Notes, approximates fair value because all significant amounts outstanding at June 30, 2000, were recently issued and are representative of the terms and interest rates that would be available at June 30, 2000. The fair value of the Senior Subordinated Notes, based on current market prices is $35.0 million. Since the Senior Subordinated Notes are not actively traded, the fair value could change materially upon the sale or purchase of a significant portion of the Notes.

11.  INCOME TAXES

         The benefit for income taxes from continuing operations consists of the following (in thousands):


                         YEAR ENDED          YEAR ENDED         YEAR ENDED
                        JUNE 30, 2000       JUNE 30, 1999      JUNE 30, 1998
                        -------------       -------------      -------------
Current:
     Federal              $       --          $       --         $       --
     State and local              --                  --                 --

Deferred:
     Federal                   2,458                 652              9,935
     State and local          (1,667)                 75                579
                          ----------          ----------         ----------
                          $      791          $      727         $   10,514
                          ==========          ==========         ==========

         The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

                                              YEAR ENDED         YEAR ENDED        YEAR ENDED
                                             JUNE 30, 2000      JUNE 30, 1999     JUNE 30, 1998
                                             -------------      -------------     -------------
Federal statutory income tax rate                 34.0%              34.0%            34.0%
State income tax rate, net of federal
     Benefit                                       4.0%               4.2%             3.6%
Permanent items:
Limitation on state net operating
     Losses                                      -                  (0.6)%           (1.7)%
Other                                            (2.6)%             (3.4)%           (0.5)%
Valuation allowance                             (25.0)%                 --               --
                                                -------             ------           ------
                                                  10.4%              34.2%            35.4%
                                                =======             ======           ======

         In accordance with current tax regulations, we file tax returns on a cash basis in most jurisdictions. As a result, we have accumulated significant net operating losses since inception. In the state of California, utilization of net operating losses is limited to fifty percent of the loss generated; hence the effective tax rate associated with the losses attributable to California are benefited at a rate less than the statutory rate.

         Deferred tax assets and liabilities are composed of the following at June 30, 2000 and 1999 (in thousands):


                                                                           2000                1999
                                                                     --------------------------------------
    Current deferred tax assets:
      Accounts payable                                                       $ 4,535            $ 2,120
      Accrued liabilities                                                      5,805              6,161
                                                                     --------------------------------------
         Total current deferred tax assets                                    10,340              8,281
                                                                     --------------------------------------
    Noncurrent deferred tax assets:
      Organization costs                                                         998                998
      Net operating loss carryforward                                         27,587             23,503
      Other                                                                    1,290                 --
                                                                     --------------------------------------
      Total noncurrent deferred tax assets                                    29,875             24,501
      Valuation allowance                                                    (1,956)                 --
                                                                     --------------------------------------
         Total deferred tax assets                                           $38,259            $32,782
                                                                     ======================================
    Current deferred tax liabilities:
      Receivables                                                             $7,136             $7,337
      Inventory                                                               15,555             13,310
      Prepaids                                                                    63                175
                                                                     --------------------------------------
         Total current deferred tax liability                                 22,754             20,822
                                                                     --------------------------------------
    Non-current deferred tax liabilities:
      Depreciation and amortization                                            5,558              3,877
      Tree Inventory                                                           2,466              1,836
      Other                                                                      419                 --
                                                                     --------------------------------------
         Total noncurrent deferred tax liability                               8,443              5,713
                                                                     --------------------------------------
               Total deferred tax liabilities                                $31,197            $26,535
                                                                     ======================================

         At June 30, 2000 we have available federal and state net operating loss carryforwards of approximately $75.4 million and $30.5 million, respectively. The federal net operating losses expire beginning on June 30, 2011 and the state net operating loss carryforwards expire beginning on June 30, 2001 and are substantially gone by June 30,2003. These net operating losses may be limited in use in any given year, subject to IRS Section 382, because there was an ownership change during this fiscal year. In addition, significant taxable income must be generated in order to realize these recorded benefits. Although we have not provided a valuation allowance on the federal operating loss carryforward, the realizability of the related assets is periodically evaluated. If a significant valuation allowance is recorded in a future period, the tax provision will be adversely impacted (see Note 1). We provided a valuation allowance of $2.0 million during the year ended June 30, 2000, representing the full deferred tax asset for state net operating loss carryforwards as a result of the uncertainty of their realization.

12.  STOCKHOLDERS' EQUITY

COMMON STOCK AND REDEEMABLE COMMON STOCK

         We have 50,000,000 authorized shares of $0.001 par value common stock of which 6,948,597 shares were outstanding as of June 30, 2000. Holders of common stock are entitled to one vote per share on all actions submitted to a vote of stockholders.

         We are required to repurchase shares of Common Stock from certain management stockholders in the event of their termination due to their death or permanent disability. Such repurchases are at fair market value as determined by the Board of Directors. The Board of Directors will retain an independent appraisal firm to assist them in determining the fair market value of the Common Stock on a periodic basis. The difference between the carrying amount of the redeemable Common Stock and its fair value is accreted over the life expectancy of the management stockholders (on average 21 years) by charging "retained earnings." The fair value of the redeemable Common Stock, as estimated by management, at June 30, 2000 is approximately $3.4 million. In the event of an initial public offering of the Common Stock, the requirement to repurchase shares automatically terminates. As a result of the redemption feature, redeemable Common Stock is classified outside of stockholders' equity (irrespective of voting rights of the stock).

         KCSN Acquisition Corporation , L.P., Heller and all of the management stockholders (the "Stockholders") are parties to the Stockholders Agreement which includes certain transfer restrictions, voting agreements and registration rights which survive until December 31, 2006. The Stockholders have agreed to
(i) consent to any merger, consolidation or sales of all or substantially all of our assets involving an independent third party and approved by a majority of the shares of Common Stock held by KCSN and (ii) vote their shares of Common Stock to elect two members of management, five KCSN designees and two independent designees reasonably acceptable to KCSN as directors. Consequently, the Stockholders (assuming the conversion of the Heller Note) will continue to have significant influence over our policies and affairs and may be in a position to determine the outcome of corporate actions requiring stockholder approval, including adopting amendments to the Certificate of Incorporation, electing directors and approving or disapproving mergers or sales of all or substantially all of our assets.

PREFERRED STOCK

         We have 4,900,000 shares authorized of $0.01 par value undesignated preferred stock. The board of directors has authority, without any further vote or action by stockholders, to provide for the issuance of preferred stock shares in series, to establish the relative, participating, optional or other special rights, qualifications or restrictions of the shares of each such series and to determine the voting powers, if any, of such shares. No shares are outstanding at June 30, 2000 and 1999.

13.  SERIES A PREFERRED STOCK AND WARRANTS

         In December 1997, simultaneous with the issue of the Senior Subordinated Notes, (see Note 10), we sold 40,000 shares of 13% Series A Cumulative Preferred Stock and 825,000 warrants, each warrant representing the right to purchase one share of our common stock for $0.01 each. The 13% Series A Cumulative Preferred Stock and the warrants were sold for an aggregate cost of $40.0 million. Dividends on the 13% Series A Cumulative Preferred Stock accrue at a rate of 13% of the liquidation preference of $1,000 per share and are payable quarterly on March 15, June 15, September 15 and December 15 commencing on March 15, 1998. At our option, dividends may be paid by the issuance of additional shares of 13% Series A Cumulative Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. During fiscal 2000 and 1999, we issued 6,584 and 5,794, respectively, additional shares of 13% Series A Cumulative Preferred Stock and $7,195 and $6,438, respectively, in cash as dividends on our 13% Series A Cumulative Preferred Stock. Through 2002, 13% dividends are expected to continue to be paid in additional shares of Series A Preferred Stock. In addition, our credit facilities and corollary agreements associated with the 1997 Offerings restrict the payment of cash dividends on the 13% Series A Cumulative Preferred Stock (other than for payment of dividends associated with fractional shares). On December 15, 2008, we are required to redeem all outstanding shares of 13% Series A Cumulative Preferred Stock at a price equal to the liquidation preference, plus accrued and unpaid dividends to date, if any. The 13% Series A Cumulative Preferred Stock is redeemable, in whole or in part, at our option, at any time on or after December 15, 2002 at specified redemption prices. The liquidation preference as of June 30, 2000 is $54.9 million. The 13% Series A Cumulative Preferred Stock ranks senior to all other outstanding classes or series of capital stock with respect to dividends and liquidation rights.

         The warrants are exercisable on December 15, 2008. In the absence of an exercise, the warrants will be automatically deemed to have been exercised immediately on December 15, 2008 with payment of the Exercise Price on a cash-less basis.

14.  EARNINGS PER SHARE

     Earnings per share is as follows:


                                                       FOR THE YEAR ENDED JUNE 30, 2000
                                                ------------------------------------------------
                                                                                     PER SHARE
                                                    INCOME           SHARES           AMOUNT
                                                ------------------------------------------------
                                                (in thousands)
Basic and diluted earnings per share:
Net loss                                               $(6,836)
Preferred stock dividends/accretion                     (7,951)
          Net loss applicable to common
            Stock                                     $(14,787)        6,950,238          $(2.13)


                                                        FOR THE YEAR ENDED JUNE 30, 1999
                                                ------------------------------------------------
                                                                                     PER SHARE
                                                    INCOME           SHARES           AMOUNT
                                                ------------------------------------------------
                                                (in thousands)
Basic and diluted earnings per share:
Loss before cumulative effect of change in
   accounting principle and extraordinary
   loss                                            $ (1,398)
Preferred stock dividends/accretion                  (7,102)
                                                ------------
     Loss before cumulative effect of change
        in accounting principle and
        extraordinary loss                         $ (8,500)                              $(1.22)
    Cumulative effect of change in
        accounting principle                         (1,718)                               (0.25)
     Extraordinary loss                              (1,018)                               (0.15)
                                                -------------                           ----------
          Net loss applicable to common
            stock                                  $(11,236)           6,941,022          $(1.62)



                                                         FOR THE YEAR ENDED JUNE 30, 1998
                                                ------------------------------------------------
                                                                                     PER SHARE
                                                    INCOME           SHARES           AMOUNT
                                                ------------------------------------------------
                                                (in thousands)
Basic and diluted earnings per share:
Loss before extraordinary loss                        $(19,168)
Preferred stock dividends/accretion                     (3,148)
                                                      ---------
     Loss before extraordinary loss                   $(22,316)                           $(3.25)
     Extraordinary loss                                 (2,792)                            (0.40)
                                                      ---------                           -------
          Net loss applicable to common
            stock                                     $(25,108)        6,874,416          $(3.65)

         Options to purchase 2,008,854, 2,111,954 and 1,829,853 common shares were excluded from the computation of diluted earnings per share for the years ended June 30, 2000, 1999 and 1998, respectively, as the shares were antidilutive given our reported net loss. The note payable (see Note 10) convertible to 464,766, 429,928 and 397,511 shares of common stock were excluded from computation of diluted earnings per share for the years ended June 30, 2000, 1999 and 1998, respectively, as the conversion price was greater than the fair market value of the common shares in the respective periods. Redeemable common stock is considered equivalent to common stock for purposes of calculating earnings per share.

15.  STOCK OPTIONS

         In July 1996, we adopted the 1996 Stock Incentive Plan under which eligible employees, directors and consultants received options to purchase shares of our common stock at a price generally not less than the fair value of the common stock on the date of the grant. Under the 1996 Plan, 1,171,419 options were granted at $1.45 per share (fair value of the stock on the date of grant was $1.45 as determined by the Board of Directors, such grants occurring coincident with independent third party transactions). All options under the 1996 Stock Incentive Plan fully vested as a result of the recapitalization on December 31, 1996, and 569,417 options were simultaneously exercised. A total of 395,609 options remain outstanding under the 1996 Stock Incentive Plan.

         On January 1, 1997, we adopted the 1997 Stock Option Plan, under which eligible executives and key employees received options to purchase shares of common stock at a price generally not less than the fair value of the common stock on the date of grant. On January 1, 1997, 841,803 options were granted at $7.17 or $7.19 per share (the fair value of the stock on the date of grant as determined by the Board of Directors, such grants occurring coincident with independent third party transactions). Options granted under the 1997 Stock Option Plan are exercisable over a maximum term of ten years from the date of grant and vest in equal annual installments over a four-year period. The options immediately vest upon a change in control of Color Spot or an initial public offering. No options have been exercised under the 1997 Stock Option Plan. In January 1998, we granted an additional 252,300 options at $10 per share. During fiscal 2000 and fiscal 1999, we granted an additional 50,000 and 540,000 options, respectively, at $3.00 or $4.00 per share. Pursuant to our 1998 Employee Stockholders' Agreement, the options granted after January 1, 1997 do not vest immediately upon a change in control of Color Spot or an initial public offering of common stock.

         In February 1997, we adopted the Special Stock Option Plan, under which eligible employees received options to purchase shares of common stock at a price below the fair market value of the common stock on the date of grant. Under the Special Stock Option Plan, 139,383 options were granted at $1.43 per share. Options granted under the Special Stock Option Plan are exercisable over a maximum term of ten years from the date of grant and vest in equal annual installments over a four-year period. The options immediately vest upon a change in control of Color Spot or an initial public offering. As these options are compensatory, compensation expense is being recognized ratably over the vesting period of the options for the difference between the fair market value at the date of grant and the exercise price. We will recognize total compensation expense of $0.8 million over the vesting period of the options.

         Activity under the three plans is summarized as follows:


                                                           Weighted Average
                                               Options      Exercise Price
                                             ----------     --------------
Outstanding at July 1, 1996                         --
Granted                                       2,153,295         $3.70
Exercised                                     (569,417)          1.45
                                              ---------         -----
Outstanding at June 30, 1997                  1,583,878          4.49

Granted                                         252,300         10.00
Exercised                                           --             --
Forfeited                                      (16,336)          7.19
                                              ---------         -----
Outstanding at June 30, 1998                  1,819,842          5.26

Granted                                         540,000          3.42
Exercised                                      (37,950)          1.43
Forfeited                                     (209,938)          7.76
                                              ---------         -----
Outstanding at June 30, 1999                  2,111,954          4.59

Granted                                          50,000          3.00
Exercised                                           -             -
Forfeited                                     (566,482)          3.77
                                              ---------         -----
Outstanding at June 30, 2000                  1,595,472         $4.59
                                              =========         =====

Options exercisable at year-end               1,027,072         $4.28

         There were no forfeitures or expirations during the year ended June 30, 1997.

         The following summarizes information about stock options outstanding at June 30, 2000:


                                                   Weighted Average          Weighted Average
                       Options Outstanding at         Remaining               Fair Value of
Exercise Price             June 30, 2000           Contractual Life           Options Granted
--------------             -------------           ----------------           ---------------
$       10.00                 179,600                  7.5 Years                  $  3.11
 7.17 or 7.19                 431,253                  6.5 Years                     2.22
 3.00 or 4.00                 500,000                  8.5 Years                     0.62
         1.45                 395,609                  6.1 Years                     0.45
         1.43                  89,010                  6.7 Years                     6.19
-------------                                                                     --------
$        4.53                                                                     $  1.60
=============                                                                     ========

         Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net income would have been reduced to the pro forma amounts indicated below (in thousands):

                        June 30, 2000       June 30, 1999       June 30, 1998
                        -------------       -------------       -------------
Net Income (loss):
As reported              $(6,836)            $(4,134)                $(21,960)
Pro forma                 (7,431)             (5,022)                 (23,319)

         The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model assuming an expected life of six years, a risk-free interest rate of 6.22%, and no expected dividends.

16.  RELATED-PARTY TRANSACTIONS

         Our revolving lines of credit, term loans and acquisition line of credit through fiscal 1998 were provided by Credit Agricole Indosuez, an affiliated and limited partner in KCSN Acquisition Corporation, L.P. Credit Agricole Indosuez was paid $1.3 million and $3.2 million in loan fees in fiscal 1998 and 1997 respectively. We incurred interest of $1.1 million and $4.1 million in connection with the amounts outstanding with Credit Agricole Indosuez during fiscal 1998 and 1997 respectively. The facility was terminated on October 15, 1998.

         We lease certain property and equipment that is owned directly or indirectly by certain members of management. Payments pursuant to these operating leases for the years ended June 30, 2000, 1999, and 1998 were $0.3 million.

         Prior to December 1997, we paid Kohlberg a quarterly fee pursuant to a Fee Agreement for certain management services. Under the Fee Agreement, Kohlberg was paid $1,520,000 for services rendered in connection with the December 31, 1996 recapitalization (the "Transaction Fee") and is paid an annual management fee equal to the greater of $0.3 million or 3% of earnings before interest, taxes, depreciation and amortization, subject to a maximum annual payment of $0.8 million. The total fees expensed for the period from December 31, 1996 to June 30, 1997 was $0.4 million. In December 1997, Kohlberg was paid $2.0 million and the annual management fee was terminated.

         As part of the recapitalization transaction (see Note 1), we (1) acquired 603,750 shares of common stock from M.F. Vukelich Co., an entity controlled by the Chairman of the Board, for a purchase price of $4.3 million and (2) purchased 20,211and 36,194 shares during the years ended June 30, 1999 and 1998, respectively from employees during the year at $7.17 per share.

17.  EMPLOYEE BENEFIT PLAN

         We adopted a 401(k) plan for employees in September 1995. All employees who meet certain service requirements are eligible to participate. Matching contributions are at our discretion. We made no contributions to the 401(k) plan during the periods ended June 30, 2000, 1999, and 1998.

18.  EXTRAORDINARY LOSS

         In connection with the refinancing in October 1998, we recorded a $1.0 million non-cash extraordinary charge, net of tax benefit, related to the write-off of unamortized financing costs associated with the terminated credit facility.

         In connection with the Offerings of fiscal 1998, we incurred a $4.3 million non-cash pre-tax charge related to the write-off of deferred financing fees. This charge is reported net of income tax benefit of $1.5 million in extraordinary loss on the consolidated statements of operations.

19.  COMMITMENTS AND CONTINGENT LIABILITIES

OPERATING LEASES

         We lease certain nursery facilities consisting of land and improvements under noncancellable operating leases expiring at various dates through 2018. We also lease transportation equipment under operating leases expiring in various years through 2002. Some of the leases have five-year renewal options and some are subject to rental increases based on a change in the Consumer Price Index.

         Total rent expense for the periods ended June 30, 2000, 1999 and 1998 was approximately $5.7 million, $5.2 million, and $4.8 million respectively.

         At June 30, 2000, future minimum rental payments on non-cancellable operating leases are as follows (in thousands):


2001                                              $4,331
2002                                               3,478
2003                                               3,057
2004                                               2,788
2005                                               2,627
Thereafter                                         5,674
                                             -----------
Total minimum lease payments                     $21,955
                                             ===========

         We have contracts to purchase Christmas trees from third-party growers. Certain of these contracts require us to maintain the trees until they are harvested. At June 30, 2000, future minimum purchase commitments under the contracts are as follows (in thousands):


2001                                                              $5,620
2002                                                                 857
2003                                                                 563
2004                                                                 519
2005                                                                 427
Thereafter                                                           162
                                                           -------------
Total minimum purchase commitments                                $8,148
                                                           =============

         We have additional contracts to purchase Christmas trees whereby the amounts payable are dependent upon the number of trees harvested and the year in which they are harvested. Certain of the contracts may be canceled with proper notice.

CONTINGENCIES

         We are a party to various legal proceedings, claims and assessments arising in the normal course of its business activities. Based upon information presently available and in light of legal and other defenses and insurance coverage, management does not expect these legal proceedings, claims and assessments, individually or in the aggregate, to have a material adverse impact on our consolidated financial position or operations.

EMPLOYMENT AGREEMENTS

         We have entered into employment agreements with certain of our executive officers, with remaining service periods ranging from one to five years. The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases or justified cause, as defined. The aggregate estimated commitment under these agreements was $0.9 million at June 30, 2000. The agreements also provide for certain officers to receive guaranteed bonuses based on years of service ranging from two to four years and the forgiveness of certain loans over a five-year period, based on years of service. The aggregate estimated commitment for bonuses and loan forgiveness under these agreements was approximately $1.7 million at June 30, 2000.

20.  QUARTERLY FINANCIAL DATA--(UNAUDITED)

         Summarized quarterly financial information for the years ended June 30, 2000, 1999 and 1998 are as follows (in thousands):


                                                           Sept. 30,    Dec. 30,     March 30,    June 30,
                                                             1999         1999         2000         2000
2000                                                          Q1           Q2           Q3           Q4
                                                          ----------------------------------------------------
Net sales                                                     $26,723      $49,062      $47,451      $87,651
Gross profit                                                   10,397       18,061       23,165       28,373
Operating income (loss)                                       (3,610)        (259)        6,121        4,823
Net income (loss)                                             (4,442)      (2,590)        1,203        (944)
Basic and diluted earnings per share:
     Net loss                                                  (0.91)       (0.65)       (0.12)       (0.43)

                                                           Sept. 24,    Dec. 24,     March 25,    June 30,
                                                             1998         1998         1999         1999
1999                                                          Q1           Q2           Q3           Q4
                                                          ----------------------------------------------------
Net sales                                                     $27,706      $47,921      $42,433      $88,016
Gross profit                                                    8,320       15,796       22,139       42,028
Operating income (loss)                                       (9,133)      (1,406)        7,522       17,711
Cumulative effect of change in accounting principle,
       Net of income taxes (Note 8)                           (1,687)        --           --             (31)
Extraordinary loss, net of income taxes (Note 18)               --           (999)        --             (19)
Net income (loss)                                            (10,421)      (4,098)        1,975         8,410
Basic and diluted earnings per share:
     Net income (loss) before extraordinary loss               (1.48)       (0.68)         0.04          0.89
     Cumulative effect of change in accounting
        Principle                                              (0.24)        --           --           (0.01)
     Extraordinary loss (Note 18)                               --          (0.15)        --            --
                                                          ----------------------------------------------------
     Net income (loss)                                         (1.72)       (0.83)         0.04         0.88

                                                           Sept. 25,    Dec. 25,     March 26,    June 30,
                                                             1997         1997         1998         1998
1998                                                          Q1           Q2           Q3           Q4
                                                          ----------------------------------------------------
Net sales                                                     $25,482      $38,708      $38,549      $84,992
Gross profit                                                    7,464       13,206       11,758       19,089
Operating loss                                                (4,218)      (3,512)      (1,993)      (6,839)
Extraordinary loss, net of income taxes                         --         (2,162)       --            (630)
Net loss                                                      (3,691)      (5,201)      (5,069)      (7,999)
Basic and diluted earnings per share:
     Net loss before extraordinary loss                        (0.55)       (0.44)       (0.95)       (1.30)
     Extraordinary loss (Note 18)                               --          (0.31)       --           (0.09)
                                                          ----------------------------------------------------
     Net loss                                                  (0.55)       (0.75)       (0.95)       (1.39)

21. SUBSEQUENT EVENT (UNAUDITED)

         Subsequent to year-end, we decided to take excess capacity out of production. The inventory at the Aurora, Sunol, Watsonville and Waco facilities will be transferred to other facilities and production at those facilities will cease. As demand returns, we will resume production at the Aurora, Sunol and Waco facilities. The lease for the Watsonville facility expires in fiscal 2001 and one of two leases at the Sunol facility has been subleased. We will evaluate the possibility of extending the Watsonville lease based on production requirements at the time of expiration. As of June 30, 2000, we have $0.6 million net book value of assets at our Watsonville facility and plan to use these assets at our other locations. We have $6.0 million net book value of assets at our Aurora, Sunol and Waco facilities. We plan to utilize some of these assets in our other facilities and in these facilities when they reopen. If we decide to abandon any of these assets, we will account for the abandonment in the period such decision is made; such accounting could require us to take a material charge to our income statement.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II





To Color Spot Nurseries, Inc. and Subsidiaries:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Color Spot Nurseries, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated August 25, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II, "Valuation and Qualifying Accounts," is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                 /s/  ARTHUR ANDERSEN LLP



San Francisco, California
  August 25, 2000

                                   Schedule II
                        Valuation and Qualifying Accounts


                                                                        Additions
                                                    Balance at          Charged to
                                                   Beginning of         Costs and        Deduction from      Balance at End
                                                     Period              Expenses           Reserves           of Period
                                                     ------              --------           --------           ---------
                                                                                (in thousands)
Valuation and qualifying accounts
deducted from the assets to which
they apply:

For the year ended June 30, 2000
Allowance for uncollectible accounts                 $1,854                $715             $1,370             $1,199

For the year ended June 30, 1999
Allowance for uncollectible accounts                 $3,084              $1,337             $2,567             $1,854

For the year ended June 30, 1998
Allowance for uncollectible accounts                 $1,661              $2,647             $1,224             $3,084


                                  EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
3.1       Form of Amended and Restated Certificate of Incorporation of the
          Registrant, incorporated by reference to the Company's Quarterly
          Report on Form 10-Q for the quarterly period ended December 25, 1997
          (SEC File No. 000-23483), as previously filed with the Securities and
          Exchange Commission.
3.2       Amendment to Certificate of Incorporation, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
3.3       Amended and Restated Bylaws, incorporated by reference to the
          Company's Registration Statement on Form S-1 (SEC File No. 333-37335),
          as previously filed with the Securities and Exchange Commission.
3.4       Form of Certificate of Designation of the Series A Preferred Stock,
          incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the quarterly period ended December 25, 1997 (SEC File No.
          000-23483), as previously filed with the Securities and Exchange
          Commission.
4.1       Form of Preferred Stock Certificate, incorporated by reference to the
          Company's Registration Statement on Form S-1 (SEC File No. 333-37335)
          and amendments thereto, as previously filed with the Securities and
          Exchange Commission.
4.2       Indenture (including Form of Note), incorporated by reference to the
          Company's Quarterly Report on Form 10-Q for the quarterly period ended
          December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
4.3       Warrant Agreement (including Form of Warrant), incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
          quarterly period ended December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.1      Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of December 24, 1997, incorporated by reference to the Company's
          Current Report on Form 8-K (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission on August 14, 1998.
10.2      First Amendment and Waiver to Second Amended And Restated Credit
          Agreement dated as of December 24, 1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.3      Second Amended and Restated Credit Agreement dated as of December 24,
          1997, incorporated by reference to the Company's Quarterly Report on
          Form 10-Q for the quarterly period ended December 25, 1997 (SEC File
          No. 000-23483), as previously filed with the Securities and Exchange
          Commission.
10.4      Amended and Restated credit Agreement dated as of February 20, 1997, incorporated by reference to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-37335), as previously filed with the
          Securities and Exchange Commission.
10.5      Recapitalization and Stock Purchase Agreement among the Registrant,
          Heller Equity Capital Corporation ("Heller"), M.F. Vukelich Co.,
          Michael F. Vukelich, Jerry Halamuda, Gary E. Mariani, Steven J.
          Bookspan, Richard E. George and KCSN Acquisition Company, L.P. dated as of December 31, 1996, incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as
          previously filed with the Securities and Exchange Commission.
10.6      8% Subordinated Convertible Note issued to Heller, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and
          Exchange Commission.


EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
10.7      Put/Call Option Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and
          Exchange Commission.
10.8      Stockholders Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and
          Exchange Commission.
10.9      Employee Stockholders Agreement dated as of June 1, 1997, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and
          Exchange Commission.
10.10     Employment Agreement with Michael F. Vukelich dated as of December 31,
          1996, incorporated by reference to the Company's Registration
          Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.
10.11     Employment Agreement with Jerry L. Halamuda dated as of December 31,
          1996. incorporated by reference to the Company's Registration
          Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.
10.12     1996 Stock Incentive Plan incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as
          previously filed with the Securities and Exchange Commission.
10.13     1997 Stock Incentive Plan incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as
          previously filed with the Securities and Exchange Commission.
10.14     Special Stock Option Plan incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as
          previously filed with the Securities and Exchange Commission.
10.15     Form of Stock Purchase Option incorporated by reference to the
          Company's Registration Statement on Form S-1 (SEC File No. 333-37335),
          as previously filed with the Securities and Exchange Commission.
10.16     Fee Agreement dated as of December 31, 1996 between Registrant and
          Kohlberg Company, LLC incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as
          previously filed with the Securities and Exchange Commission.
10.17     Merger Agreement dated as of February 20, 1997 for the acquisition of
          Lone Star Growers Co. incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as
          previously filed with the Securities and Exchange Commission.
10.18     Real Property Lease between M.F. Vukelich Co. and the Registrant dated
          December 1, 1995, incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as
          previously filed with the Securities and Exchange Commission.
10.19     Real Property Lease between Michael F. Vukelich as Guardian for Trisha
          Vukelich and the Registrant dated as of December 31, 1995, incorporated by reference to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-37335), as previously filed with the
          Securities and Exchange Commission.
10.20     Asset Purchase Agreement dated as of March 14, 1997 between Color Spot
          Christmas Trees, Inc. and Signature Trees, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No.
          333-37335), as previously filed with the Securities and Exchange
          Commission.
10.21     9% Subordinated Promissory Note issued to Oda Nursery, Inc.
          incorporated by reference to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-37335), as previously filed with the
          Securities and Exchange Commission.
10.22     Stockholders Repurchase Agreement dated as of December 31, 1996, incorporated by reference to


EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
          the Company's Registration Statement on Form S-1 (SEC File No. 333-37335),
          as previously filed with the Securities and Exchange Commission.

10.23 Amended and Restated Employment Agreement dated as of July 30, 1998 with Boligala Raju, incorporated by reference to the Company's
          Quarterly Report on Form 10-Q for the quarterly period ended March 25, 1999 (SEC File No. 000-23483) as previously filed with the Securities
          & Exchange Commission.
10.24 1998 Employees Stockholders Agreement incorporated by reference to the Company's Form 10-K for the year ended June 30, 1998 (SEC File No.
          000-23483), as previously filed with the Securities and Exchange
          Commission.
10.25     Loan and Security Agreement dated as of October 15, 1998, with Fleet
          Capital Corporation as agent, incorporated by reference to the Company's Form 10-K for the year ended June 30, 1998 (SEC File No.
          000-23483), as previously filed with the Securities and Exchange
          Commission.
10.25.1   Waiver and Amendment to Debt Agreement dated as of September 28,
          2000, with Fleet Capital Corporation.
10.26     Subordination Agreement dated as of October 15, 1998, between Heller,
          Fleet Capital Corporation, as agent, and the Registrant, incorporated by reference to the Company's Form 10-K for the year ended June 30, 1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.27     Employment Agreement with Richard E. Parker dated as of June 10,
          1999, incorporated by reference to the Company's Form 10-K for the year ended June 30, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.28     Employment Agreement with Joseph P. O'Neill dated as of June 10,
          1999, incorporated by reference to the Company's Form 10-K for the year ended June 30, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.29     Amendment to Employment Agreement with Michael F. Vukelich, dated June
          10, 1999, incorporated by reference to the Company's Form 10-K for the year ended June 30, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
11.1      Computations of Earnings Per Share -- See Note 14 to the Notes to
          Consolidated Financial Statements.
12.1      Computation of Ratio of Earnings to Fixed Charges.
21.1 Subsidiaries of the Registrant incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.
27.1      Financial Data Schedule.