Form 10-Q
period 2000-09-30
COLOR SPOT NURSERIES INC
filed 2000-11-14
CIK 1015399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 000-23483

                               ------------------

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

         As of November 1, 2000, the Registrant had outstanding 6,948,597 shares of Common Stock, par value $0.001 per share.

                           COLOR SPOT NURSERIES, INC.

FORWARD-LOOKING STATEMENTS

      CERTAIN STATEMENTS UNDER THE CAPTIONS "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK," AND ELSEWHERE THROUGHOUT THIS QUARTERLY REPORT ON FORM 10-Q ("QUARTERLY REPORT") OF COLOR SPOT NURSERIES, INC. WHICH ARE NOT HISTORICAL IN NATURE ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS DEAL WITH THE CURRENT INTENTIONS, BELIEFS AND EXPECTATIONS OF MANAGEMENT WITH RESPECT TO OUR BUSINESS AND ARE TYPICALLY IDENTIFIED BY PHRASES SUCH AS "WE PLAN," "MANAGEMENT BELIEVES" AND OTHER PHRASES OF SIMILAR MEANING. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO DIFFER, PERHAPS MATERIALLY, FROM ANTICIPATED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS:

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

- REGULATORY CONSTRAINTS AND CHANGES IN LAWS OR REGULATIONS CONCERNING THE GARDENING INDUSTRY;

-    LABOR LAWS AND CHANGES IN THE MINIMUM WAGE;

-    OUR SHORT OPERATING HISTORY UNDER CURRENT MANAGEMENT;

-    SENSITIVITY TO PRICE INCREASES OF CERTAIN RAW MATERIALS;

-    OUR DEPENDENCE ON LEASED FACILITIES;

-    LACK OF A MARKET FOR OUR SECURITIES;

- AND OTHER FACTORS AS MAY BE IDENTIFIED FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGe COMMISSION OR IN OUR PRESS RELEASES.

         FOR A DISCUSSION OF THESE FACTORS AND OTHERS, PLEASE SEE THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- CERTAIN BUSINESS FACTORS" OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2000 (AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 16, 2000). READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS MADE IN, OR INCORPORATED BY REFERENCE INTO, THIS QUARTERLY REPORT OR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, ANY DOCUMENT OR STATEMENT REFERRING TO THIS QUARTERLY REPORT OR OUR PRESS RELEASES.

                           COLOR SPOT NURSERIES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                           PAGE
         Item 1.    Financial Statements

                    Consolidated Balance Sheets as of September 30, 2000 and
                    June 30, 2000...........................................................1

                    Consolidated Statements of Operations for the Three Months
                    Ended September 30, 2000 and 1999.......................................2

                    Consolidated Statement of Changes in Stockholders' Equity
                    for the Three Months Ended September 30, 2000...........................3

                    Consolidated Statements of Cash Flow for the Three Months
                    Ended September 30, 2000 and 1999.......................................4

                    Condensed Notes to Consolidated Financial Statements as of
                    September 30, 2000 .....................................................5

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results of Operations........................9

         Item 3.    Quantitative and Qualitative Disclosure About
                    Market Risk............................................................11

PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings......................................................12

         Item 2.    Changes in Securities and Use of Proceeds..............................12

         Item 3.    Defaults Upon Senior Securities........................................12

         Item 4.    Submission of Matters to a Vote of Security Holders....................12

         Item 5.    Other Information......................................................12

         Item 6.    Exhibits and Reports on Form 8-K.......................................12

Signatures.................................................................................13

                  COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   September 30,     June 30,
                                                                                       2000            2000
                                                                                   -------------     --------
                                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash                                                                          $         636     $  1,739
     Accounts receivable, net of allowances of $1,048 and $1,199, respectively            10,964       19,449
     Inventories, net                                                                     41,201       38,989
     Prepaid expenses and other                                                              714          429
                                                                                   -------------     --------
         Total current assets                                                             53,515       60,606

CHRISTMAS TREE INVENTORIES                                                                 9,194        7,205
PROPERTY, PLANT AND EQUIPMENT, net                                                        49,868       49,772
ASSETS HELD FOR SALE                                                                         612          612
INTANGIBLE ASSETS, net                                                                    46,190       47,129
DEFERRED INCOME TAXES                                                                     22,241       19,476
NOTES RECEIVABLE AND OTHER ASSETS                                                            899          966
                                                                                   -------------     --------
         Total assets                                                              $     182,519     $185,766
                                                                                   =============     ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                               $      6,528     $ 11,549
     Accrued liabilities                                                                  18,080       19,462
     Dividends payable to stockholders                                                       310          301
     Deferred income taxes                                                                12,415       12,415
     Current maturities of long-term debt                                                    466          590
                                                                                   -------------     --------
         Total current liabilities                                                        37,799       44,317

LONG-TERM DEBT                                                                           134,354      124,690
                                                                                   -------------     --------

         Total liabilities                                                               172,153      169,007
                                                                                   -------------     --------

SERIES A PREFERRED STOCK, REDEEMABLE, $0.01 par value, 100,000 shares
     authorized, 56,663 and 54,882 shares issued and outstanding, respectively            48,589       46,591
REDEEMABLE COMMON STOCK, $0.001 par value, 1,143,339 shares issued
     and outstanding                                                                       3,267        3,152
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $0.001 par value, 50,000,000 shares authorized, 5,805,258
         shares issued and outstanding                                                        12           12
     Additional paid-in capital                                                           51,745       51,668
     Treasury stock, 6,226,649 shares                                                    (45,651)     (45,651)
     Warrants, 825,000 exercisable at $0.01 per share                                      8,250        8,250
     Accumulated deficit                                                                 (55,846)     (47,263)
                                                                                   -------------     --------
         Total stockholders' deficit                                                     (41,490)     (32,984)
                                                                                   -------------     --------
         Total liabilities and stockholders' deficit                               $     182,519     $185,766
                                                                                   =============     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    Three Months Ended
                                                                             September 30,       September 30,
                                                                                 2000                1999
                                                                             -------------       -------------
                                                                              (Unaudited)         (Unaudited)
NET SALES                                                                    $      27,682       $      26,723
COST OF SALES                                                                       19,759              16,326
                                                                             -------------       -------------

         Gross profit                                                                7,923              10,397

SALES, MARKETING AND DELIVERY EXPENSES                                               8,170               7,737
GENERAL AND ADMINISTRATIVE EXPENSES                                                  4,328               5,838
AMORTIZATION OF INTANGIBLE ASSETS                                                      430                 432
                                                                             -------------       -------------

         Loss from operations                                                       (5,005)             (3,610)

INTEREST EXPENSE                                                                     4,114               3,694
OTHER EXPENSE, NET                                                                     108                  38
                                                                             -------------       -------------

         Loss before income taxes                                                   (9,227)             (7,342)

INCOME TAX BENEFIT                                                                   2,768               2,900
                                                                             -------------       -------------

         Net loss                                                                   (6,459)             (4,442)

SERIES A PREFERRED STOCK DIVIDENDS/STOCK ACCRETION                                   2,124               1,910
                                                                             -------------       -------------

         Net loss applicable to common stock                                 $      (8,583)      $      (6,352)
                                                                             =============       =============

Basic and diluted loss per common share                                      $       (1.24)      $       (0.91)
                                                                             =============       =============

Shares used in per share calculation                                             6,948,597           6,954,807
                                                                             =============       =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                      (IN THOUSANDS, EXCEPT COMMON SHARES)

                                                                                                         Retained          Total
                                                                 Additional                             Earnings      Stockholders'
                                            Common     Common     Paid-In     Treasury                (Accumulated       Equity
                                            Shares     Stock      Capital       Stock     Warrants      Deficit)        (Deficit)
                                          ---------    ------    ----------   --------    --------    ------------    -------------
Balance, June 30, 2000                    5,805,258        12        51,668    (45,651)      8,250         (47,263)         (32,984)
Accretion of Series A preferred stock             -         -             -          -           -            (217)            (217)
Accretion of redeemable common stock              -         -             -          -           -            (115)            (115)
Exercise of stock options                         -         -             -          -           -               -                -
Series A preferred stock dividends                -         -             -          -           -          (1,792)          (1,792)
Other                                             -         -            77          -           -               -               77
Net loss                                          -         -             -          -           -          (6,459)          (6,459)
                                          ---------    ------    ----------   --------    --------    ------------    -------------
Balance, September 30, 2000 (unaudited)   5,805,258    $   12    $   51,745   $(45,651)   $  8,250    $    (55,846)   $     (41,490)
                                          =========    ======    ==========   ========    ========    ============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)

                                                                                            Three Months Ended
                                                                                      September 30,     September 30
                                                                                          2000              1999
                                                                                      -------------     ------------
                                                                                       (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $      (6,459)    $     (4,442)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                                        2,014            1,948
         Interest paid in kind                                                                  166              170
         Deferred income taxes                                                               (2,765)          (2,926)
         Changes in operating assets and liabilities:
            Decrease in accounts receivable                                                   8,485           10,524
            Increase in inventories                                                          (2,212)          (6,650)
            Increase in prepaid expenses and other current assets                              (285)             (94)
            Increase in Christmas tree inventory                                             (1,989)          (1,032)
            Decrease in notes receivable and other assets                                        67               59
            Increase (decrease) in accounts payable                                          (5,021)           3,370
            Increase in accrued liabilities                                                   2,018              330
                                                                                      -------------     ------------
                Net cash provided by (used in) operating activities                          (5,981)           1,257
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets                                                               (1,680)            (172)
                                                                                      -------------     ------------
                Net cash used in investing activities                                        (1,680)            (172)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on cash overdraft                                                          (2,816)          (2,380)
     Purchase of treasury stock                                                                   -               (4)
     Net borrowings under revolving line of credit                                            9,545              367
     Repayments of long-term debt                                                              (171)            (227)
                                                                                      -------------     ------------
                Net cash provided by (used in) financing activities                           6,558           (2,244)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (1,103)          (1,159)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              1,739            1,420
                                                                                      -------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $         636     $        261
                                                                                      =============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                                     $         738     $      1,079
                                                                                      =============     ============
         Income taxes                                                                 $           -     $         26
                                                                                      =============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           COLOR SPOT NURSERIES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS

         The information contained in the following notes to the consolidated financial statements of Color Spot Nurseries, Inc. is condensed from that which would appear in the annual consolidated financial statements. Accordingly, these financial statements should be read in conjunction with our annual financial statements for the fiscal year ended June 30, 2000, contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         We produce and distribute packaged bedding plants and flowers, groundcover, ornamental plants and shrubs, and Christmas trees. As of September 30, 2000, we operate 15 production facilities located in 5 states. In addition, we own or lease growing fields for Christmas trees in Oregon, Michigan, North Carolina, and Tennessee. We sell primarily to general merchandise stores, home improvement stores, premium independent garden centers and commercial landscapers, located predominantly in California, Texas and other western states.

         As of September 30, 2000, we had $134.4 million of long-term indebtedness and an accumulated deficit of $55.8 million. We are highly leveraged and have significant debt service obligations. Our debt service obligations will have important consequences to holders of our debt, preferred stock, warrants and common stock including the following: (i) a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for operations, acquisitions, future business opportunities and other purposes and increasing our vulnerability to adverse general economic and industry conditions; (ii) our leveraged position may increase our vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in the new loan agreement, the indenture for our outstanding senior subordinated notes and the certificate of designation for the Series A Preferred Stock will require us to meet certain financial tests and will restrict our ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

         The accompanying financial statements have been prepared contemplating the realization of all recorded assets, including intangible assets and deferred tax assets and the satisfaction of liabilities in the normal course of business. We must generate sufficient cash flow to meet our obligations as they come due, comply with the terms of our credit facilities, and maintain profitability or there will be a material adverse impact on our business, financial position and results of operations.

         The consolidated financial statements as of September 30, 2000, and for the three months ended September 30, 2000 and 1999, are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Our operations are highly seasonal and the results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

                           COLOR SPOT NURSERIES, INC.
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000

NOTE 2 - INVENTORIES

         Inventories at September 30, 2000 and June 30, 2000, consisted of the following (in thousands):

                                             SEPTEMBER 30,        JUNE 30,
                                                 2000              2000
                                             -------------     -------------
                                               (UNAUDITED)
Current:
   Plants, shrubs and ground cover           $      41,335     $      39,792
   Raw materials and supplies                        4,400             4,208
   Inventory reserves                               (4,534)           (5,011)
                                             -------------     -------------
      Total current inventories                     41,201            38,989
Non-current:
   Christmas trees                                   9,194             7,205
                                             -------------     -------------
      Total inventories                      $      50,395     $      46,194
                                             =============     =============

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at September 30, 2000 and June 30, 2000, consisted of the following (in thousands):

                                             SEPTEMBER 30,        JUNE 30,
                                                 2000              2000
                                             -------------     -------------
                                              (UNAUDITED)
Land and land improvements                   $       9,206     $       9,206
Greenhouses and buildings                           24,843            24,892
Furniture and fixtures                               5,221             5,417
Machinery and equipment                             19,791            19,290
Leasehold improvements                               6,968             6,765
Assets under capital leases                            488               488
Construction in progress                             3,910             2,703
                                             -------------     -------------
                                                    70,427            68,761
Less: Accumulated depreciation                     (20,559)          (18,989)
                                             -------------     -------------
   Total property, plant and equipment              49,868     $      49,772
                                             =============     =============

NOTE 4 - INTANGIBLE ASSETS

         Intangible assets at September 30, 2000, and June 30, 2000, consisted of the following (in thousands):

                                             SEPTEMBER 30,        JUNE 30,
                                                 2000              2000
                                             -------------     -------------
                                              (UNAUDITED)
Goodwill                                     $      47,517     $      47,517
Financing costs                                      6,278             6,278
Non-compete agreements                               1,694             1,694
Other                                                  916               916
                                             -------------     -------------
                                                    56,405            56,405
Less: Accumulated amortization                     (10,215)           (9,276)
                                             -------------     -------------
   Total intangible assets                   $      46,190      $     47,129
                                             =============     =============

NOTE 5 - DEBT

         Debt at September 30, 2000, and June 30, 2000, consisted of the following (in thousands):

                                             SEPTEMBER 30,        JUNE 30,
                                                 2000              2000
                                             -------------     -------------
                                              (UNAUDITED)
Revolving line of credit                     $      23,242     $      13,697
Senior subordinated notes                          100,000           100,000
Convertible note                                     9,531             9,337
Non-compete agreements                                 319               380
Other                                                1,728             1,866
                                             -------------     -------------
                                                   134,820           125,280
Less: Current maturities                              (466)             (590)
                                             -------------     -------------
     Long-term portion                             134,354           124,690
                                             =============     =============

         As of September 30, 2000, a total of $23.2 million was outstanding on our revolving line of credit and an additional $16.4 million was available under this line of credit. As of June 30, 2000, we were not in compliance with a certain financial covenant, however, on August 10, 2000, a waiver curing the noncompliance was obtained. On September 28, 2000, a waiver and amendment under the Loan and Security Agreement was obtained waiving the covenant violation, resetting the financial covenants for each four quarter period beginning with the four quarters ending September 30, 2000 and reestablishing the original seasonal line period. Our three-year revolving credit facility expires on October 15, 2001. Management is working to extend the term of the agreement. There can be no assurance that an extension will be granted and, if not, that alternative financing will be available. As of September 30, 2000, we were in compliance with our loan covenants.

NOTE 6 -- EARNINGS PER SHARE

         Basic and diluted earnings per share is as follows:

                                          THREE MONTHS ENDED
                                           SEPTEMBER 30, 2000
                                 -------------------------------------
                                  INCOME/                 PER SHARE
                                   (LOSS)      SHARES       AMOUNT
                                 ----------    ------     ---------
                                     (IN
                                  THOUSANDS)
BASIC AND DILUTED
EARNINGS PER SHARE:
Net Loss                          $ (6,459)

Preferred stock
   dividends/stock
   accretion                        (2,124)
                                 -----------
Net loss applicable to
   Common stock                  $  (8,583)     6,948,597 $      (1.24)
                                 =========== ============ ============

                                          THREE MONTHS ENDED
                                           SEPTEMBER 30, 2000
                                 -------------------------------------
                                  INCOME/                 PER SHARE
                                   (LOSS)      SHARES       AMOUNT
                                 ----------    ------     ---------
                                     (IN
                                  THOUSANDS)
BASIC AND DILUTED
EARNINGS PER SHARE:
Net Loss                         $   (4,442)

Preferred stock
   dividends/stock
   accretion                         (1,910)
                                 -----------
Net loss applicable to
     Common stock                $   (6,352) 6,954,807  $  (0.91)
                                 =========== ============ ============

         For the three months ended September 30, 2000 and 1999, the effect of options, warrants and convertible securities was antidilutive and is therefore excluded from the computation of earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We are one of the largest wholesale nurseries in the United States, based on annual revenue and greenhouse square footage. We sell a wide assortment of high-quality bedding plants, shrubs, potted flowering plants, ground cover and Christmas trees as well as provide extensive merchandising services primarily to leading home centers and mass merchants. Our business is highly seasonal with a peak selling season from March through June. Consequently, we have historically reported losses and lower revenues in the second half of the calendar year.

         On August 24, 2000, our Board of Directors adopted a resolution providing for a change in our fiscal year end from June 30 to December 31. We intend to file a Transition Report on Form 10-K for the six-month period from July 1, 2000 to December 31, 2000. This Quarterly Report on Form 10-Q covers the first three months of the six-month transition period.

THREE MONTHS ENDED SEPTEMBER 30, 2000, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

         NET SALES. Net sales increased $1.0 million, or 3.6%, to $27.7 million for the three months ended September 30, 2000, from $26.7 million during the three months ended September 30, 1999. This increase is primarily the result of additional sales to existing customers.

         GROSS PROFIT. Gross profit decreased $2.5 million to $7.9 million for the three months ended September 30, 2000, from $10.4 million during the three months ended September 30, 1999. Gross profit as a percentage of net sales decreased to 28.6% for the three months ended September 30, 2000, from 38.9% for the three months ended September 30, 1999. The decrease in gross profit as a percentage of net sales was primarily the result of inefficiencies in production and an increase in the write-off of excess inventory of $1.8 million. The increase in the write-off of excess inventory relates primarily to the facilities that have been taken out of production, as well as an improper mix of product available for customers. In addition, sales prices were reduced in order to sell certain products.

         SALES, MARKETING AND DELIVERY EXPENSES. Sales, marketing and delivery expenses increased $0.5 million to $8.2 million for the three months ended September 30, 2000, from $7.7 million in the three months ended September 30, 1999. As a percentage of net sales, sales, marketing and delivery expenses increased to 29.5% for the three months ended September 30, 2000, from 29.0% for the three months ended September 30, 1999, primarily due to increased delivery expenses. Delivery expenses increased by $0.6 million, primarily due to driver shortages requiring the use of more expensive common carriers and higher costs associated with the sale and movement of excess carryover product and inventory at four facilities that have been or are in the process of being taken out of production.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $1.5 million, to $4.3 million for the three months ended September 30, 2000, from $5.8 million in the three months ended September 30, 1999. As a percentage of net sales, general and administrative expenses decreased to 15.6% for the three months ended September 30, 2000, from 21.8% for the three months ended September 30, 1999. This decrease as a percentage of net sales is primarily the result of a revised compensation structure for key management.

         INTEREST EXPENSE. Interest expense increased $0.4 million to $4.1 million for the three months ended September 30, 2000, from $3.7 million in the three months ended September 30, 1999, as a result of higher average levels of borrowings required to fund working capital requirements.

         TAXES. Our effective tax rate decreased to 30.0% for the three months ended September 30, 2000, from 39.5% for the three months ended September 30, 1999, primarily as a result of the impact of permanent items on lower pretax loss and a valuation which was recorded against all state net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash needs are primarily to fund seasonal working capital requirements and capital expenditures. During the three months ended September 30, 2000, our primary source of capital was a revolving line of credit. As of June 30, 2000, we were not in compliance with a certain financial covenant, however, on August 10, 2000, a waiver curing the noncompliance was obtained. On September 28, 2000, a waiver and amendment under the Loan and Security Agreement was obtained waiving the covenant violation, resetting the financial covenants for each four quarter period beginning with the four quarters ending September 30, 2000 and reestablishing the original seasonal line period. Our three-year revolving credit facility expires on October 15, 2001. Management is working to extend the term of the agreement. There can be no assurance that an extension will be granted and, if not, that alternative financing will be available. As of September 30, 2000, we were in compliance with our loan covenants.

         During the three months ended September 30, 2000, net cash used in operating activities was $6.0 million, primarily a result of accelerated payment of past due accounts and an increase in inventory offset by decreases in accounts receivable. Net cash used in investing activities during the three months ended September 30, 2000, and September 30, 1999, was $1.7 million and $0.2 million, respectively. The increase of $1.5 million is primarily related to the implementation of a new integrated financial system.

         We are highly leveraged. As of September 30, 2000, we have $134.4 million of long-term indebtedness and an accumulated deficit of $55.8 million. Although we believe that the cash available from the Fleet Loan Agreement and operations will be sufficient to finance working capital requirements and capital expenditures for the next 12 months, there is no assurance that we will be able to generate sufficient cash flows or meet our financial goals and comply with our debt covenants in the future. We may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing our indebtedness and capital stock. Our debt service obligations have important consequences to holders of our debt, preferred stock, warrants and common stock including the following: (i) a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for operations, acquisitions, future business opportunities and other purposes and increasing our vulnerability to adverse general economic and industry conditions; (ii) our leveraged position may increase our vulnerability to competitive pressures;
(iii) the financial covenants and other restrictions contained in the Fleet Loan Agreement, the indenture for the outstanding senior subordinated notes and the certificate of designation for the Series A Preferred Stock will require us to meet certain financial tests and will restrict our ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

         During the period ended September 30, 2000, we decided to take excess capacity out of production. The inventory at the Aurora, Sunol, Watsonville and Waco facilities will be transferred to other facilities and production at those facilities will cease or be substantially reduced. As demand returns, we will resume production at the Aurora, Sunol and Waco facilities. The lease for the Watsonville facility will expire in fiscal 2001 and one of two leases at the Sunol facility has been subleased. We will evaluate the possibility of extending the Watsonville lease based on production requirements at the time of expiration. As of September 30, 2000, we have approximately $0.5 million net book value of assets at our Watsonville facility and plan to use these assets at our other locations. We have approximately $6.0 million net book value of assets at our Aurora, Sunol and Waco facilities. We plan to utilize some of these assets in our other facilities and in these facilities when they reopen. If we decide to abandon any of these assets, we will account for the abandonment in the period such decision is made; such accounting could require us to take a material charge to our income statement. Depreciation and lease expense will be charged to general and administrative expense for the period of time that these facilities are not in production.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Our liabilities consist primarily of a revolving line of credit, senior subordinated notes, other notes and accounts payable. We have also issued Series A Preferred Stock and Redeemable Common Stock. Such liabilities and stockholders' equity have varying levels of sensitivity to changes in market interest rates. Interest rate risk results when, due to different maturity dates and repricing intervals, interest rate indices for interest-bearing liabilities increase relative to income earning assets, thereby creating a risk of decreased net earnings and cash flow.

         The following table provides information about our market sensitive liabilities, categorized by maturity, and constitutes a "forward-looking statement." For more information, please refer to Item 1. "Financial Statements and Notes to Consolidated Financial Statements."

                                                                  Expected Maturities
                                                                                              There-
Long-term Liabilities:                 2001       2002        2003       2004      2005       After    Total
                                      ------     ------      ------     -------  --------     ------   ------
Fixed Rate:

    Series A Preferred Stock                -          -      $  2.6     $  5.2   $   5.2     $ 84.2   $ 97.2
    Average Interest                       13%        13%         13%        13%       13%        13%

    Senior Subordinated
       Notes                             $10.5     $10.5      $10.5      $10.5      $10.5     $121.0   $173.5
    Average Interest Rate                 10.5%     10.5%      10.5%      10.5%      10.5%      10.5%

    Convertible Note                         -         -          -          -          -     $ 12.2   $ 12.2
    Average Interest Rate                  8.0%      8.0%       8.0%       8.0%       8.0%       8.0%

    Non-compete Agreements                $0.1      $0.1       $0.1       $0.1       $0.1       $0.9   $  1.4
    Average Interest Rate                  9.0%      9.0%       9.0%       9.0%       9.0%       9.0%

Variable Rate:
    Fleet Loan Agreement                           $23.2(1)                                            $ 23.2

(1) On October 15, 1998, we entered into the Fleet Loan Agreement, borrowed approximately $32 million, and repaid in full amounts due under our existing credit facility. The Fleet Loan Agreement terminates in October 2001. The Fleet Loan Agreement provides a $70.0 million revolving credit facility, $55.0 million of which is subject to certain borrowing base limitations and $13.9 million of which is available without limitation from November through the following April. As of September 30, 2000, the balance due on our line of credit was $23.2 million and a total of $16.4 million of additional capital remained available. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources" and Note 5 to the Notes to Consolidated Financial Statements. The average interest rate is the Base Rate plus 1.0% or LIBOR plus 3.0%, as defined in the Fleet Loan Agreement.

                         PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Color Spot Nurseries, Inc. and its subsidiaries are from time to time subject to various legal proceedings incidental to our business. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on our financial position or results of operations, taken as a whole.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS


EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
11.1    Computations of Earnings Per Share--See Note 6 to the Notes to
        Consolidated Financial Statements.

27.1    Financial Data Schedule.

(b)     REPORTS ON FORM 8-K.

        On August 30, 2000, we filed a Current Report on Form 8-K to report the following: (i) we were in default of the financial covenants under the Loan and Security Agreement with Fleet Capital
        Corporation dated as of October 15, 1998; (ii) the resignation of Boligala C. Raju, President and Chief Operating Officer; and, (iii) the adoption by its Board of Directors of a resolution providing for a change of its fiscal year end from June 30 to December 31.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  November 14, 2000.


                      COLOR SPOT NURSERIES, INC.
                      a Delaware corporation

                      By:   /s/ Richard E. Parker
                         -------------------------------------------
                      Name:  Richard E. Parker
                      Title: President, Chief Executive Officer and
                             Director (PRINCIPAL EXECUTIVE OFFICER)

                      By:   /s/ Joseph P. O'Neill
                         -------------------------------------------
                      Name:  Joseph P. O'Neill
                      Title: Executive Vice President, Chief Operating
                             Officer and Chief Financial Officer
                             (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                             ACCOUNTING OFFICER)

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
11.1    Computations of Earnings Per Share--See Note 6 to the Notes to
        Consolidated Financial Statements.

27.1    Financial Data Schedule.