Form 10-KT
period 2000-12-31
COLOR SPOT NURSERIES INC
filed 2001-04-02
CIK 1015399

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

/ / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal year ended ___________________________________________

                                       OR

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from July 1, 2000 to December 31, 2000

                        Commission file number 000-23483

                           COLOR SPOT NURSERIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                      68-0363266
- -------------------------------------------------   ----------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)


             3478 BUSKIRK AVENUE
          PLEASANT HILL, CALIFORNIA                             94523
- -------------------------------------------------   ----------------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (925) 934-4443


Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class             Name of Each Exchange on Which Registered
- ------------------------------     ---------------------------------------------
            None                                        None


Securities registered pursuant to Section 12(g) of the Act:

  13% Series A Cumulative Preferred Stock and Warrants to purchase Common Stock
- --------------------------------------------------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the Registrant's voting stock held as of March 1, 2001 by non-affiliates of the Registrant was $2,569,875. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 856,625 shares of voting stock are held by non-affiliates. As of March 1, 2001, the Registrant had 6,948,597 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

FORWARD-LOOKING STATEMENTS

         Certain statements under the captions "Items 1 and 2. Business and Properties," "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk," and elsewhere throughout this Transition Report on Form 10-K ("Transition Report") of Color Spot Nurseries, Inc. which are not historical in nature are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements deal with the current intentions, beliefs and expectations of management with respect to the Company's business and are typically identified by phrases such as "The Company plans," "Management believes" and other phrases of similar meaning. These statements involve known and unknown risks and other factors which may cause the Company's actual results, levels of activity, performance or achievements to differ, perhaps materially, from anticipated results. These risks and uncertainties include, among others:

         -    The Company's substantial leverage and debt service;

         - restrictions imposed by debt covenants and the effect of a default on the Company's operations;

         - the uncertainty of additional financing to fund future capital needs;

         -    weather and general agricultural risks;

         -    seasonality and the variability of quarterly results;

         -    the concentration of sales to key customers, such as Home Depot;

         - regulatory constraints and changes in laws or regulations concerning the gardening industry;

         -    labor laws and changes in the minimum wage;

         -    the short operating history under current management;

         - sensitivity to price increases of raw materials, fuel and utilities;

         -    the Company's dependence on leased facilities;

         -    lack of a market for the Company's securities; and

         - other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

         FOR A DISCUSSION OF THESE FACTORS AND OTHERS, PLEASE SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- CERTAIN BUSINESS CONSIDERATIONS" OF THIS TRANSITION REPORT. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS MADE IN, OR INCORPORATED BY REFERENCE INTO, THIS TRANSITION REPORT OR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, ANY DOCUMENT OR STATEMENT REFERRING TO THIS TRANSITION REPORT OR THE COMPANY'S PRESS RELEASES.

                           COLOR SPOT NURSERIES, INC.

                               INDEX TO FORM 10-K

                                                                                                               PAGE
                                                                                                               ----
PART I..........................................................................................................  1
         Items 1 and 2. Business and Properties.................................................................  1
         Item 3.      Legal Proceedings.........................................................................  7
         Item 4.      Submission of Matters to a Vote of Security Holders.......................................  7

PART II.........................................................................................................  8
         Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.....................  8
         Item 6.      Selected Consolidated Financial Data......................................................  8
         Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..... 10
         Item 7A.     Quantitative and Qualitative Disclosures About Market Risk................................ 21
         Item 8.      Financial Statements and Supplementary Data............................................... 22
         Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...... 22

PART III........................................................................................................ 23
         Item 10.    Directors and Executive Officers of the Registrant......................................... 23
         Item 11.    Executive Compensation..................................................................... 24
         Item 12.    Security Ownership of Certain Beneficial Owners and Management............................. 28
         Item 13.    Certain Relationships and Related Transactions............................................. 30

PART IV......................................................................................................... 31
         Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................... 31


                           COLOR SPOT NURSERIES, INC.

                              TRANSITION REPORT ON

                                    FORM 10-K

            FOR THE SIX MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2000


                                     PART I


ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

OVERVIEW

         Color Spot Nurseries, Inc. and its consolidated subsidiaries (the "Company") is one of the largest wholesale nurseries in the United States, based on revenue and greenhouse square footage. The Company provides a wide assortment of high quality plants as well as extensive merchandising services primarily to leading home centers and mass merchants, and to independent garden centers and commercial landscapers. Currently, the Company distributes products to over 2,800 retail and 1,000 commercial customers, representing over 10,000 locations, primarily in the western and southwestern regions of the United States.

         The Company believes it is one of the few wholesale nurseries that has the scale and distribution capabilities necessary to provide large volumes of high quality product to its retail customers on a multi-regional basis. The Company currently produces over 2,500 varieties of live plants, including bedding plants, shrubs, flowering potted plants, ground cover and fresh cut Christmas trees. Through its sales force of approximately 275 sales and merchandising personnel, the Company also provides retail customers with a broad array of value-added services, such as in-store merchandising, product display and maintenance, promotional planning and product reordering. The Company believes that providing these services differentiates it from its competitors and establishes it as a preferred supplier in the industry. The Company operates 13 nursery production facilities located in California, Texas, Arizona and Washington as well as Christmas tree growing fields in Oregon, Michigan, North Carolina and Tennessee.

         The Company elected to change its fiscal year end from June 30 to December 31. Previously, the fiscal year ran from July 1 through June 30. This Transition Report covers the period from July 1, 2000 through December 31, 2000 (the "Transition Period"). Hereafter, the fiscal year will correspond with the calendar year. The Company's business is highly seasonal with the majority of its sales occurring in the first half of the calendar year. Therefore, the results for this Transition Period exclude the Company's peak selling period. The most recent results and analysis for a 12 month reporting period, which includes the Company's peak selling season, is fiscal year 2000, covering the period from July 1, 1999 through June 30, 2000.

HISTORY

     Color Spot America, Inc., a predecessor of Color Spot Nurseries, Inc., was founded in 1983 and grew to become one of the largest bedding plant producers in California. Between 1992 and 1995, however, net sales and profitability of the business declined.

         In December 1996, the Company completed a recapitalization in which KCSN Acquisition Company, L.P., an affiliate of Kohlberg & Company, LLC, acquired newly issued shares constituting a majority interest in the Company and the Company repurchased shares of Common Stock held by management and other shareholders. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Certain Business Considerations" and "Item
13. Certain Relationships and Related Transactions." Since that time, senior management has implemented a number of strategic and operational programs designed to improve customer relationships and financial results. These initiatives included revamping the Company's merchandising programs, revising the Company's pricing strategies, renewing its focus on operating efficiencies and restructuring the sales organization. Concurrently, the Company embarked on an aggressive acquisition strategy and completed 13 acquisitions between October 1996 and September 1997.

         In December 1997, the Company completed a public offering of 40,000 units at $1,000 per unit, with each unit consisting of one share of 13% Series A Cumulative Preferred Stock and 20,625 warrants, each representing the right to purchase one share of common stock for a total of 825,000 warrants. Concurrently, the Company completed a public offering of $100 million aggregate principal amount of $10 1/2% Senior Subordinated Notes due 2007. The net proceeds of the two 1997 offerings of $133.5 million were used to repay debt.

         In fiscal 1998, results were adversely impacted by the weather phenomenon known as "El Nino" where seasonal rainfall in key selling regions ranged from 150% to 200% above normal levels. As a result, the Company experienced a loss from operations of $16.6 million on sales of $187.7 million.

INDUSTRY

         Gardening is one of the most popular leisure activities in the United States. According to the 1998-1999 National Gardening Survey conducted by the Gallup Organization, Inc., 65% of the approximately 103 million U.S. households participated in some form of gardening in 1998. Management believes that the popularity of gardening is likely to increase in coming years. According to the National Gardening Survey, the demographic group that spends the most money per capita on gardening is individuals age 50 and older. This group will be the fastest growing demographic group through the year 2010, according to the U.S. Census.

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

         Despite this retail consolidation, the wholesale nursery industry is still highly fragmented, and is characterized by a large number of local independent nurseries. Management believes that the Company is well positioned as a large branded, and professionally managed company to consolidate the wholesale industry.

BUSINESS STRATEGY

         The Company's long-term goals are to enhance its leadership position in the wholesale nursery industry in its established markets and to become the market share leader in targeted new regions nationwide. The Company's business strategy is designed to meet the increasing demands of retail customers and consumers, both of which are critical to its success. The business strategy includes the following four key elements:

         OFFER BROAD SELECTION OF HIGH QUALITY PRODUCTS

         The Company provides retail customers and consumers with a broad selection of high quality live plants. Through frequent deliveries, careful pre-delivery screening and regular plant maintenance, the Company is able to provide consistently fresh and attractive products. The Company's products include over 2,500 varieties of live plants, including bedding plants, shrubs, flowering potted plants, ground cover and fresh cut Christmas trees. In addition, the Company continually seeks to develop new products through proprietary retail product lines and creative, easy-to-use packaging. Management believes the Company is one of the few wholesale nurseries that can consistently provide the large volumes of high quality products desired by home centers, mass merchants and premium independent garden centers.

         PROVIDE SUPERIOR CUSTOMER SERVICE

         The Company believes that its value-added services differentiate it from its competitors and establish the

Company as a preferred supplier to high-volume retail customers. The Company services its retail customers through a sales force of approximately 275 sales and merchandising personnel, which management believes is the largest service force in the wholesale nursery industry. The Company's service philosophy encourages its sales merchandisers to function effectively as garden center employees, working closely with retail store personnel to anticipate changing customer demands and to react to local growing conditions. Services include in-store merchandising, product display, plant maintenance, promotional planning and product reordering. Due to the perishable nature of its products, management believes these services are critical to maintaining attractive and fresh product displays and retail sales growth.

         CAPITALIZE ON LARGE-SCALE AND MULTI-REGIONAL CAPABILITIES

         Management believes that home centers and mass merchants prefer to buy from large wholesale nurseries that are able to consistently deliver high quality products to a broad geographic area. The Company is one of the largest wholesale nurseries in the United States and one of the few nurseries that has the scale and distribution capabilities to support home centers and mass merchants on a multi-regional basis. The Company's production facilities are located in diverse geographic regions to attempt to increase distribution efficiency, better serve customers and minimize the effects of adverse weather conditions.

         CONTINUE TO STRENGTHEN RELATIONSHIPS WITH LARGE RETAIL CUSTOMERS

         The Company has long-standing relationships with many leading home centers and other mass merchants in the United States. Management believes the Company is the largest supplier of live plants for Home Depot, Wal-Mart Kmart and Rite Aid in the western United States. The Company is involved in its retail customers' sales and inventory planning processes, allowing it to plan its production capacity more effectively to meet its retail customers' demands. In addition, the Company works with a number of its high-volume retail customers to develop proprietary products, new packaging and sales and promotional programs.

GROWTH STRATEGY

         Contingent upon improvements in its financial performance, the Company's long-term growth strategy is to expand its presence in its existing markets and continue to enter new geographic markets through acquisitions. An important aspect of the Company's growth strategy is to increase its penetration in targeted markets thereby enabling it to better serve high-volume retail customers, enhancing its brand name recognition and increasing operating efficiencies. The Company's growth strategy includes the following three key elements:

         EXISTING AND NEW CUSTOMER GROWTH

         The Company plans to increase sales by growing with its existing high-volume retail customers and seeking new relationships with other high-volume retailers and premium independent garden centers. The Company strives to increase the number of stores it serves for current retail customers both through serving (i) a larger percentage of its retail customers' established stores and (ii) its retail customers' new stores as those retailers expand.

         ACQUISITIONS

         Although the Company closed four production facilities during the Transition Period in order to improve financial performance and reduce excess capacity, and management does not anticipate any acquisitions during the next 12 months, the Company's long-term goal is to pursue new acquisitions. The Company seeks acquisitions that will establish a platform in a new geographic area or "fill-ins" of its product lines and production capacities in existing markets. Between October 1996 and September 1997, the Company completed 13 acquisitions, adding 13 production facilities, over 1,800 growing acres of production capacity and over 8.4 million square feet of greenhouse space. The Company's acquisition strategy is designed to (i) increase the penetration of its existing markets,
(ii) expand into targeted new geographical areas and (iii) add new product lines. The Company's strategy in entering new geographic areas is to make a strategic acquisition that can be used as a platform for future expansion in these new areas. The Company's 1997 acquisitions included platform additions in the Texas and Pacific Northwest markets, and management believes opportunities exist to "fill-in" these markets.

         PRODUCT LINE EXPANSION

         The Company actively seeks new product opportunities, through both acquisitions and internal development while streamlining existing products. By offering a greater variety of products, management believes the Company's retail customers are able to reduce their number of live plant suppliers. Since June 30, 1996, the Company has expanded its product line into new areas of the wholesale nursery industry, including shrubs, flowering potted plants and ground cover. In 1997, the Company also entered into the fresh cut Christmas tree business in order to utilize available sales channels and to reduce the impact of seasonality by increasing sales and profitability during the winter months.

PROPERTIES AND FACILITIES

         The Company currently operates 13 production facilities in four states comprising approximately 1,900 acres of growing fields and over 11 million square feet of greenhouse space. Each production facility consists primarily of growing fields, greenhouses, warehouse space and distribution areas. The Company leases approximately 60% of its acreage and approximately 80% of its greenhouse space. Management believes that most of its leases can be extended on acceptable terms. The profile of the Company's production facilities is as follows:


                                                                  PRODUCT
              LOCATION               OWNED/LEASED                   LINE
    ---------------------------------------------------------------------------------
              WESTERN:
    Carson, CA                          Leased                Bedding Plants
    Chino, CA                           Leased                    Shrubs
    Fallbrook, CA                       Leased                Bedding Plants
    Lodi, CA                            Leased            Bedding Plants /Shrubs
    Richmond, CA                        Leased                Bedding Plants
    Salinas, CA                         Leased           Bedding Plants/Flowering
                                                               Potted Plants
    San Juan Capistrano, CA             Leased                    Shrubs
    Phoenix, AZ                         Leased             Bedding Plants/Shrubs
    Mt. Vernon, WA                      Leased                Bedding Plants

    SOUTHWESTERN:
    Huntsville, TX                      Leased                Bedding Plants
    San Antonio, TX                     Owned              Bedding Plants/Shrubs
    Waller, TX                          Leased                Bedding Plants
    Walnut Springs, TX                  Owned                 Bedding Plants


         During the Transition Period, the Company removed excess production capacity by closing four facilities. The inventory at these facilities was sold or transferred to other facilities. These facilities will be reopened if business growth warrants. One of the closed facilities is owned. The following table sets forth changes in the number of production facilities in the last four fiscal years and the Transition Period:

                                                                        Fiscal Year                     Six Months
                                                          -----------------------------------------        Ended
                                                             1997       1998      1999      2000         12/31/00
                                                          ---------- ---------- -------- ----------    ------------
Production facilities at beginning of the period                6         13        19        17            17
Production facilities acquired/(closed)                         7          6        (2)       --            (4)
                                                              ---        ---      ----       ---           ---
Production facilities at end of the period                     13         19        17        17            13
                                                              ===        ===      ====       ===           ===

         In addition to the production facilities for bedding plants and shrubs, the Company also leases several growing fields for Christmas trees in Oregon, Michigan, North Carolina and Tennessee.

PRODUCTS

         The Company is committed to providing its retail customers and consumers with a broad selection of high quality live plant products. The Company's products include over 2,500 varieties of plants, including a wide selection of bedding plants, shrubs, flowering potted plants, ground cover and fresh cut Christmas trees. Most of the Company's products are sold under the Color Spot brand name, and include easy-to-read labels containing growing instructions and a color picture of a mature plant. Products are sold in various containers and sizes, ranging from flats and packs containing numerous small plants to single containers containing one plant. The Company constantly strives for product innovations, such as new packaging and "premium" potted flowers. In addition, the Company works closely with its large retail customers to develop proprietary branded products.

         The Company's business is highly seasonal, with the majority of its sales occurring in the first half of the calendar year for most products other than Christmas trees and certain winter products. Therefore, the results for the six-month Transition Period ended December 31, 2000 exclude the Company's peak selling period. As a result, Christmas trees represent a much higher percentage of total revenues during the Transition Period than they would in a full fiscal year. The most recent 12-month reporting period which includes the peak selling season is fiscal year 2000, covering the period from July 1, 1999 through June 30, 2000.

                                     % of Transition Period          % of Fiscal              Typical Growing
    Product                              Ended 12/31/00             2000 Net Sales                  Time
    ----------------------------     ------------------------    ---------------------    ----------------------
    Bedding Plants                             54%                        66%                      6 to 9 weeks

    Flowering Potted Plants                     5                          8                      8 to 14 weeks

    Ground Cover                                1                          2                     10 to 16 weeks

    Shrubs                                     13                         16                    10 to 14 months

    Christmas Trees                            27                          8                       7 to 9 years
                                              ----                       ----
                                              100%                       100%
                                              ====                       ====

CUSTOMERS

         During fiscal year 2000, the Company sold products to over 2,800 retail customers as well as to over 1,000 commercial customers, representing over 10,000 locations. In order to promote efficiency and improve profitability, the Company will continue to reduce low-volume purchasers from its customer base. The Company sells a majority of its products to large national retailers and has long-standing relationships with many of these retail customers. The retail customer base includes home centers, mass merchants, drug stores, premium independent nursery chains and, to a lesser extent, grocery stores. Sales to national retail chains have increased significantly as these retail customers continue to gain market share. The following table sets forth a selected list of customers for each major category of retail customers:


    Home Centers                   Mass Merchants         Drug & Grocery Chains       Independent Nurseries

    -------------------------------------------------------------------------------------------------------------
    Home Depot                     Fred Meyer             Albertson's                 Cornelius Nurseries
    Home Base                      Kmart                  H.E.B.                      Jenco Wholesale Nursery
    Lowe's                         Target                 Kroger                      Navlets Nursery
    Orchard Supply Hardware        Wal-Mart               Rite-Aid Drug Stores        Star Nursery
                                                          Safeway
                                                          Longs Drug Stores

         Management believes that the Company's ability to consistently provide high quality products and value-added services on a multi-regional basis provides significant competitive advantages in serving the retail channel. The Company's products typically account for over half of the bedding plant sales in stores it supplies. In each region, the Company's goal is to serve every store operated by each of its retail customers. For the year ended June 30, 2000, the top eight retail customers accounted for approximately 75% of net sales. Sales to Home Depot represented 41% of net sales. In the six months ended December 31, 2000 (which does not include the peak selling period), the top eight customers accounted for approximately 77% of net sales. Sales to Home Depot represented 41% of net sales.

         The Company also serves commercial customers, such as landscapers, golf courses, office parks and hotels. Approximately 5.9% of fiscal 2000 net sales and less than 1% of net sales for the Transition Period were derived from sales to commercial customers.

SALES AND SERVICES

         The Company offers a broad range of value-added services to help its retail customers maximize live plant sales and profitability. Management believes that a well-maintained product display increases sales volume and encourages impulse buying by retail consumers. The average shelf life for a majority of the products is two to three weeks following delivery. Live plant products, like fresh produce in a supermarket, are unlikely to sell if they are not fresh and merchandised correctly. Due to the perishable nature of the Company's products, management believes that services provided to retail customers are critical to maintaining attractive and fresh product displays. The Company services its retail customers through a sales force of approximately 275 sales and merchandising personnel. Each sales representative generally covers 8 to 10 stores, although sales representatives covering large volume stores may be assigned as few as one to three locations. Sales merchandisers typically provide merchandising services to each of their stores four to seven times per week, which may include:

         -    Design and layout of the garden shop area;

         -    design and construction of display tables and end caps;

         -    creation of point-of-purchase signs;

         -    implementation of Color Spot promotional and marketing programs;

         -    maintenance of clean and fresh product displays;

         -    reordering and restocking merchandise;

         -    maintenance of prominent floor space; and

         -    assisting consumers with product and planting information.

         Management believes that its sales merchandisers can provide many of these services more effectively than retail customers because sales merchandisers focus exclusively on live plants. Furthermore, the Company's sales merchandisers receive ongoing training and are compensated on a commission basis as a percentage of net sales. Retail consumers often rely on the Company's employees to answer questions and give advice about selecting and planting live plants.

         In addition to providing merchandising services at the store level, the Company plays an important role in assisting retail customers with their sales and inventory planning. Typically, the Company's senior sales executives will meet periodically with the retail customer's senior representative to plan sales of the Company's products based on that retail customer's anticipated store growth and general product needs. In addition, the Company's sales executives meet frequently with regional and corporate buyers to more specifically plan seasonal product needs and sales forecasts and to incorporate its promotional events and pricing strategies into their plans. At the store level, the Company's local sales and merchandising personnel work with in-store personnel to execute sales plans and continually monitor sales and inventory.

COMPETITION

         The wholesale nursery industry is highly competitive. Competition is based principally on product quality, breadth of product offerings, customer service and price. Management believes the Company has differentiated itself from its competitors through the breadth of its product offerings, multi-regional capabilities and the value-added services it provides to its retail customers. The wholesale nursery industry is highly fragmented with over 10,000 small and regional nurseries nationwide. Historically, the 10 largest wholesale nurseries in the United States have accounted for slightly under one-tenth of total wholesale production. The Company competes directly with a large number of western and southwestern producers. On a multi-regional basis, the Company also competes with Hines Nurseries, primarily in bedding plants and shrubs, and Monrovia Nursery Company, primarily in shrubs. The fresh cut Christmas tree market is also highly fragmented and, on a regional basis, the Company competes in this market with Holiday Tree Farms and The Kirk Company.

EMPLOYEES

         As of March 1, 2001, the Company had approximately 2,300 full-time employees. During the peak growing season, which runs from February through June, the Company employs a substantial number of seasonal employees, and total employment generally will peak at over 3,500 employees in May. All of the Company's seasonal employees are paid on an hourly basis. None of the employees are covered by a collective bargaining agreement. Management believes its relationship with the employees is positive.

GOVERNMENT REGULATION

         The Company is subject to federal, state and local health and safety laws and regulations regarding the production, storage and transportation of certain of its products and the disposal of its waste. Certain of the Company's operations and activities, such as water runoff from its production facilities and the use of certain pesticides are subject to regulation by the EPA and similar state and local agencies. These agencies may regulate or prohibit the use of such products, procedures or operations, thereby affecting its operations and profitability. In addition, the Company must comply with a broad range of environmental laws and regulations. More stringent health, safety and environmental laws and regulations may be enacted in the future and such changes could have a material adverse effect on the Company.

         The Company uses reclamation water as one of the sources of water supply for a few of its production facilities. The use and pricing of reclamation water, including availability of subsidized water rates, is governed by federal reclamation laws and regulations. Changes in the law could have a material adverse effect on the Company.

TRADEMARKS AND TRADE NAMES

          The Company is the registered owner of the COLOR SPOT-Registered Trademark- trademark in the United States. A majority of its products are sold under the trademark. The Company is also the registered owner of various other trademarks that are used by certain facilities.

ITEM 3.  LEGAL PROCEEDINGS.

          The Company is from time to time subject to various legal proceedings incidental to its business. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on its financial position or results of operations, taken as a whole. The San Diego Regional Water Quality Control Board has notified the Company that it may be subject to unspecified fines related to potential violations of wastewater management regulations at its Fallbrook facility. This matter is currently under investigation and the financial impact, if any, of this matter will be reflected in the Company's financial statements when it can be accurately estimated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK

         There is no established trading market for the Company's Common Stock. At March 1, 2001 , the number of holders of record of the Common Stock was 40.

         The Company has not declared or paid dividends on its Common Stock during the Transition Period or during the last three fiscal years. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future. The Company's credit facilities and corollary agreements prohibit the payment of cash dividends on Common Stock without the lender's consent. Any future credit facilities are also likely to prohibit the payment of dividends. Future declaration or payment of dividends, if any, will be at the discretion of management and the Board of Directors and will depend on the Company's current financial condition at the time of consideration, results of operations, capital requirements and other factors deemed relevant by management and the Board of Directors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources and -Certain Business Considerations."

WARRANTS

         In 1997, the Company issued 825,000 warrants to purchase Common Stock at $.01 per share, subject to certain adjustments. None of the warrants have been exercised. The warrants are exercisable prior to 5:00 p.m., E.S.T., on December 15, 2008. In the absence of an exercise, the warrants will automatically be deemed to have been exercised immediately prior to 5:00 p.m. on December 15, 2008 on a cash-less basis. Although the issuance of the warrants was registered under the Securities Act of 1933, as amended, there is no established trading market for the warrants.

PREFERRED STOCK

         In December 1997, the Company also issued 40,000 shares of Series A Preferred Stock. Although the issuance of Series A Preferred Stock was registered under the Securities Act of 1933, there is no established trading market for the Series A Preferred Stock. Through December 2002, 13% dividends on the Series A Preferred Stock have been and are expected to be paid in additional shares of Series A Preferred Stock. Thereafter, dividends are to be paid in cash. In addition, the Company's credit facilities and corollary agreements associated with the 1997 Offerings restrict the payment of cash dividends on the Series A Preferred Stock (other than for payment of dividends associated with fractional shares). Future declaration or payment of dividends, if any, will be at the discretion of management and the Board of Directors and will depend on the Company's current financial condition at the time of consideration, results of operations, capital requirements and other factors deemed relevant by management and the Board of Directors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" and "- Certain Business Considerations."

RECENT SALES OF UNREGISTERED SECURITIES

         In the Transition Period , the Company issued stock options to purchase 95,000 shares of Common Stock under the 1997 Stock Option Plan, with a weighted average exercise price of $3.00 per share. The options were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM  6.   SELECTED CONSOLIDATED FINANCIAL DATA.

         The Company commenced operations on September 8, 1995 through the purchase of certain assets of a predecessor in a transaction accounted for under the purchase method of accounting. On December 31, 1996, KCSN Acquisition Company, LLC acquired control of the Company through a series of stock transactions accounted for as a recapitalization. As a result of the recapitalization, several acquisitions and different fiscal periods, the financial information presented below is not comparable in certain respects.

         The financial information presented below as of December 31, 2000, and June 30, 2000, 1999, 1998, 1997 and 1996, as well as for the six months ended December 31, 2000, the fiscal years ended June 30, 2000, 1999, 1998, 1997, and the period from September 8, 1995 through June 30, 1996 is derived from the audited financial statements, some appearing elsewhere in this Form 10-K. The financial information as of December 31, 1999 and for the six month period ended December 31, 1999 is unaudited.

                                                                      COLOR SPOT NURSERIES, INC.
                                              ---------------------------------------------------------------------------------
                                              SIX MONTHS   SIX MONTHS    YEAR       YEAR      YEAR         YEAR        9/8/95
                                                 ENDED       ENDED       ENDED      ENDED     ENDED        ENDED      THROUGH
                                               12/31/00     12/31/99    6/30/00    6/30/99  6/30/98(3)   6/30/97(2)  6/30/96(1)
                                              ---------------------------------------------------------------------------------
                                                           (Unaudited)
STATEMENT OF OPERATIONS DATA:
  Net sales..................................    $74,482      $75,785   $210,887  $206,076   $187,731   $113,400      $51,995
  Gross profit ..............................     21,748       28,458     79,996    88,283     51,517     49,374       24,310
  Sales, marketing and delivery expenses.....     20,578       19,284     50,362    46,252     50,033     31,168       15,495
  General and administrative expenses........      9,615       12,182     20,840    25,610     13,338      7,300        2,886
  Amortization of intangible assets..........        779          861      1,719     1,727      2,308        990           94
  Termination of Management fee..............          -            -          -         -      2,400          -            -
  Income (loss) from operations .............    (9,224)      (3,869)      7,075    14,694   (16,562)      9,916        5,835
  Interest expense...........................      8,542        7,658     15,962    16,464     13,405      4,179          687
  Other expense (income), net................        265           97    (1,260)       355      (285)      (148)           91
  Income tax provision (benefit).............    (5,934)      (4,592)      (791)     (727)   (10,514)      2,830        2,269
  Income before extraordinary gain (loss)....   (12,097)      (7,032)    (6,836)   (1,398)   (19,168)      3,055        2,788
  Cumulative effect of change in accounting
      Principles.............................          -            -          -    (1,718)          -          -           -

  Extraordinary gain (loss)..................          -            -          -   (1,018)    (2,792)      (215)            -
                                               ---------     --------   --------  --------  ---------     ------       ------
  Net income (loss)..........................  $(12,097)     $(7,032)   $(6,836)  $(4,134)  $(21,960)     $2,840       $2,788
                                               =========     ========   ========  ========  =========     ======       ======
  Per share amounts (4)
    Income (loss) before cumulative effect
     of change in accounting principles and
     extraordinary loss-
     basic...................................    $(2.36)      $(1.57)    $(2.13)   $(1.22)    $(3.25)      $0.49        $0.50
                                               =========     ========   ========  ========  =========     ======       ======
    Income (loss) before cumulative effect
     of change in accounting principles and
     extraordinary loss-
     basic diluted...........................    $(2.36)      $(1.57)    $(2.13)   $(1.22)    $(3.25)      $0.45        $0.50
                                               =========     ========   ========  ========  =========     ======       ======
  Dividends per share........................          -            -          -         -          -      $0.22            -
                                               =========     ========   ========  ========  =========     ======       ======
OPERATING DATA:
  EBITDA(5)..................................   $(5,413)          $31    $14,898   $21,899  $(10,585)    $13,357       $6,433
  Cash flows from operating activities.......   (16,271)      (9,411)      7,971    15,216   (25,865)    (4,093)      (3,485)
  Cash flows from investing activities.......    (3,032)        (661)    (4,149)   (2,176)   (54,047)   (58,234)      (9,660)
  Cash flows from financing activities.......     18,415        9,250    (3,480)  (13,864)     79,394     64,388       13,846
  Depreciation and amortization..............      3,811        3,900      7,823     7,205      5,977      3,441          598
  Capital expenditures.......................      3,032          661      6,089     2,176     13,508      6,181        1,529
  Ratio of earnings to fixed charges (6).....          -            -          -         -          -       2.10         4.68
  Number of production facilities (7)........         13           17         17        17         19         13            6
 BALANCE SHEET DATA (END OF PERIOD):
  Working capital............................   $(15,744)     $21,354    $16,289   $20,184    $26,809    $14,161       $6,136
  Total assets...............................    194,703      194,872    185,789   181,754    210,350    133,417       33,219
  Long-term debt, excluding current portion..    110,768      132,408    124,690   123,413    135,044     83,408        6,785
  Stockholders' equity (deficit).............    (49,236)     (29,250)   (32,984)  (18,489)    (7,491)     4,075       12,535

- ------------------------
(1) Includes the financial results of Barcelo's Plant Growers from March 1996.

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

(5) EBITDA represents income before interest expense, depreciation and amortization expense, the provision for income taxes, other (income) expense, changes in accounting principles and extraordinary items. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Other companies may define EBITDA differently, and as a result, those measures may not be comparable to its EBITDA. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." EBITDA for the year ended June 30, 1998 includes $2,400,000 of non-recurring charges.

(6) For purposes of computing a ratio of earnings to fixed charges, "earnings" consist of income (loss) before provision for income taxes plus fixed charges. "Fixed charges" consist of interest on all indebtedness, amortization of deferred debt financing costs and one-third of rental expenses (the portion deemed representative of the interest factor). Earnings were insufficient to cover fixed charges by $29,682, $2,125, $7,627, $11,624 and $18,031 for the years ended June 30, 1998,
    1999 and 2000 and the six months ended December 31, 1999 and 2000, respectively.

(7) Facilities include owned and leased properties as of the end of each period, excluding Christmas tree fields.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes included elsewhere in this Transition Report. This Transition Report contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Items 1 and 2. "Business and Properties," as well as in this Transition Report generally. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in this Item 7 under the heading "Certain Business Considerations."

OVERVIEW

         The Company is one of the largest wholesale nurseries in the United States, based on revenue and greenhouse square footage. The Company sells a wide assortment of high quality bedding plants, shrubs, flowering potted plants, ground cover and Christmas trees and provides extensive merchandising services primarily to leading home centers and mass merchants.

         Management elected to change the Company's fiscal year end from June 30 to December 31. Previously, the fiscal year ran from July 1 through June
30. This Transition Report covers the transition period from July 1, 2000 to December 31, 2000. Thereafter, the fiscal year will correspond with the calendar year. The Company's business is highly seasonal with the majority of its sales occurring in the first half of the calendar year and operating losses historically occurring in the third and fourth calendar quarters. Therefore, the results for this Transition Period exclude the peak selling period for a majority of the Company's products. The most recent results for a 12-month reporting period, which include the peak season, is fiscal year 2000 (covering the period from July 1, 1999 through June 30, 2000).

         Although the Company has attempted to reduce the effects of seasonality with sales that are counter-seasonal to its historic products with the acquisition of Christmas tree operations, sales are still highly seasonal. The percent of sales from the Christmas Trees business, however, is high in the Transition Period. The percentage distribution of net sales in the Transition Period and the last three fiscal years by product category was as follows:

                                     TRANSITION PERIOD ENDED         FISCAL YEAR ENDED JUNE 30,
                                        DECEMBER 31, 2000             2000       1999       1998
                                        -----------------            ---------------------------
Bedding Plants                                    54%                  66%        63%        63%
Flowering Potted Plants                            5%                   8%         9%        12%
Shrubs                                            13%                  16%        16%        15%
Ground Cover                                       1%                   2%         4%         4%
Christmas Trees                                   27%                   8%         8%         6%

         Sales of the Company's products are highly dependent upon general weather conditions. Cold and wet weather, particularly on weekends, tends to curtail gardening activities and results in a reduction in demand for its products. During fiscal 1998 operating results were adversely and severely affected by the weather phenomenon known as "El Nino." As a result of "El Nino", seasonal rainfall amounts in key selling regions ranged from 150% to 200% of normal levels. The severity of the weather, particularly in the western division from January through May of 1998 was greater than management's expectations and resulted in very high levels of product shrinkage and returns.

         In fiscal 1999, the Company attempted to improve operating results and strengthen its financial position by implementing a more conservative sales and production plan and adjusting its production process to better match customer demand. As a result of these efforts, and more normal weather patterns, fiscal 1999 sales increased to $206.1 million and operating income improved by $31.3 million.

         In fiscal 2000, sales increased to $210.9 million and the Company generated income from operations of $7.9 million. However, operating income decreased by $6.8 million compared to fiscal 1999. Performance during the year was impacted by a combination of under-performing facilities, inefficiencies driven by changes in the level and mix of the production plan and cost structure expansions related to further decentralization. The inefficiencies were evident in materials and labor impacting gross margins and the impact of further decentralization resulted in duplicative costs in selling, general and administrative functions. The decentralization of certain functions led to inexperienced decision making and untimely adjustments to the production plan that ultimately resulted in overproduction. As a result, excess product was sold at discounted sales prices or written off during the fourth quarter of fiscal 2000 that resulted in decreased margins and a decrease in working capital of $3.9 million from prior year. Gross profit declined to approximately 38% of net sales for the year ended June 30, 2000, down from approximately 43% of net sales during the prior year.

         During the Transition Period, sales decreased slightly and operating income declined compared to the comparable six months in the prior year due to a combination of factors, including poor weather conditions, costs of closing certain facilities, higher fuel costs, and losses resulting from the use of a contaminated growth retardant chemical.

         The Company's designation as an agricultural company provides favorable tax treatment since agricultural companies are generally permitted to calculate taxable income on a cash basis. While the financial statements include tax expense, the Company has historically not paid income taxes. As a result of the Company's growth, this treatment has enabled the Company to generate significant net operating losses since its inception and accumulate a large net operating loss carry-forward. The effective tax rate was 32.9% for the six months ended December 31, 2000, 10.4% in fiscal 2000, 34.2% in fiscal 1999 and 35.4% in fiscal 1998. The transition period rate and the fiscal 2000 rate were lower than the U.S. statutory rate of 34% due to valuation allowances of $0.5 million and $2.0 million, respectively, recorded against the full deferred tax asset for state operating loss carryforwards as a result of the uncertainty of their realization. The state net operating losses expire beginning on June 30, 2001. The fiscal 1999 and 1998 effective tax rates were higher than the U.S. statutory rate of 34% due to state tax provisions and other California tax limitations on the use of net operating loss carry-forwards. As of December 31, 2000, the Company has a net operating loss carry-forward of approximately $95.0 million for federal income tax purposes and $39.1 million for state income tax purposes. Although the Company has not provided a valuation allowance against the federal net operating loss carryforwards, the realizability of the related assets is periodically evaluated. The federal net operating losses expire beginning on June 30, 2011.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain consolidated income statement items as a percentage of net sales:

                                                                Six Months   Six Months  Fiscal Year  Fiscal Year   Fiscal Year
                                                                     Ended        Ended     Ended        Ended         Ended
                                                                  12/31/00     12/31/99    6/30/00      6/30/99       6/30/98
                                                                  --------     --------    -------      -------       -------
        Net sales                                                   100.0%       100.0%       100.0%     100.0%         100.0%
        Cost of sales                                                 70.8         62.4         62.1        57.2         72.6

        Gross profit                                                  29.2         37.6         37.9         42.8        27.4
        Sales, marketing and delivery expenses                        27.6         25.4         23.9         22.5        26.7
        General and administrative expenses                           12.9         16.1          9.9         12.4         7.1
        Amortization of intangible assets                              1.0          1.1          0.8          0.8         1.2
        Termination of management fee and other                        0.0          0.0          0.0          0.0         1.3

        Income (loss) from operations                                (12.4)        (5.1)         3.3          7.1        (8.8)

        Interest expense                                              11.5         10.1          7.6          8.0         7.1
        Other expense (income), net                                    0.4          0.1         (0.6)         0.1        (0.2)

        Loss before income tax benefit, cumulative effect
          of change in accounting principle and
        extraordinary loss                                           (24.2)       (15.3)        (3.7)        (1.0)      (15.7)

        Income tax benefit                                             8.0          6.1          0.4          0.3         5.6

        Loss before cumulative effect of change in
          Accounting principle and extraordinary loss                (16.2)        (9.3)        (3.3)        (0.7)      (10.1)
        Cumulative effect of change in accounting principle            0.0          0.0          0.0          0.8         0.0
        Extraordinary loss                                             0.0          0.0          0.0          0.5         1.5

        Net Loss                                                   (16.2)%       (9.3)%       (3.3)%        (2.0)%    (11.6)%


SIX MONTHS ENDED DECEMBER 31, 2000 ("TRANSITION PERIOD") AS COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1999 ("PRIOR PERIOD")

NET SALES. Net sales decreased $1.3 million, or 1.7%, to $74.5 million during the Transition Period from $75.8 million in the Prior Period. This decrease was primarily the result of lower sales in the Company's Southwest division due to poor weather conditions, crop losses due to a contaminated growth retardant chemical, and lower sales in the facilities that were closed during the Transition Period, partially offset by higher sales in the Company's Christmas Tree division.

GROSS PROFIT. Gross profit decreased $6.7 million to $21.7 million during the Transition Period from $28.5 million in the Prior Period. Gross profit as a percentage of net sales decreased to 29.2% during the Transition Period from 37.6% in the Prior Period. The decrease in gross profit was primarily due to Transition Period activities related to closed facilities, including decreased sales, closeout sale discounts, and write-offs of unsalable product. In addition, the impact of decreased sales in the Company's Southwest division and the impact of decreased sales and crop losses throughout the Company as a result of a contaminated growth retardant chemical led to lower gross profit.

OPERATING EXPENSES. Sales, marketing and delivery expenses increased $1.3 million to $20.6 million during the Transition Period from $19.3 million in the Prior Period. As a percentage of net sales, sales, marketing and delivery expenses increased to 27.6% from 25.4% in the Prior Period. This increase as a percentage of net sales was primarily due to higher distribution costs resulting from greater product movement required during winding down activities at the facilities that were closed during the Transition Period, logistical inefficiencies resulting from efforts to sell excess product carried over from fiscal year 2000, and higher fuel costs. General and Administrative expenses decreased $2.6 million, or 21.1%, to $9.6 million during the Transition Period from $12.2 million in the Prior Period. As a percent of net sales, general and administrative expenses decreased to 12.9% during the Transition Period from 16.1% in the Prior Period. This decrease is primarily the result of management's election not to pay bonuses to employees during the Transition Period. Amortization of intangible assets decreased slightly during the Transition Period as certain assets became fully amortized.

INTEREST EXPENSE. Interest expense increased $0.9 million to $8.5 million during the Transition Period from $7.7 million in the Prior Period due to higher average levels of borrowing throughout the Transition Period.

OTHER INCOME AND EXPENSE. Other expenses increased by $0.3 million to $0.4 million primarily due to losses recognized on the disposal of certain assets.

TAXES. The effective tax benefit decreased to 32.9% in the Transition Period from a provision rate of 39.5% in the Prior Period primarily as a result of a valuation allowance recorded against state net operating losses beginning at the end of fiscal 2000. The state net operating losses expire beginning on June 30, 2001. Although the Company has not provided a valuation allowance against the federal net operating loss carryforwards, the realizability of the related assets is periodically evaluated. The federal net operating losses expire beginning on June 30, 2011.

FISCAL YEAR ENDED JUNE 30, 2000 ("FISCAL 2000") AS COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999 ("FISCAL 1999")

         NET SALES. Net sales increased $4.8 million, or 2.3%, to $210.9 million in fiscal 2000 from $206.1 million in fiscal 1999. This increase was primarily the result of increased sales to the top eight customers, offset by fewer sales to low volume customers.

         GROSS PROFIT. Gross profit decreased $8.3 million to $80.0 million in fiscal 2000 from $88.3 million in fiscal 1999. Gross profit as a percentage of net sales decreased to 37.9% in fiscal 2000 from 42.8% in fiscal 1999. The decrease in gross profit percentage was the result of a combination of under-performing facilities, over-production, labor and material inefficiencies driven by changes in the level and mix of the production plan and cost structure expansions related to further decentralization. The inefficiencies were evident in materials and labor. The decentralization of certain functions led to inexperienced decision making and untimely adjustments to the production plan that ultimately resulted in overproduction. As a result, excess product was sold at discounted sales prices during the fourth quarter of fiscal 2000 that resulted in decreased margins. The inefficiencies resulted in a decline in gross margin to approximately 40% for the year ended June 30, 2000, down from 45% during the year ended June 30, 1999. The timing of the availability of the products did not match customer demand, causing increased write-offs of excess inventory.

         OPERATING EXPENSES. Sales, marketing and delivery expenses increased $4.1 million to $50.4 million in fiscal 2000 from $46.3 million in fiscal 1999. As a percentage of net sales, sales, marketing and delivery expenses increased to 23.9% in fiscal 2000 from 22.5% in fiscal 1999. This increase as a percentage of net sales was primarily due to additional field merchandisers, poor distribution management and higher fuel costs. General and administrative expenses decreased $4.8 million, or 2.5%, to $20.8 million in fiscal 2000 from $25.6 million in fiscal 1999. As a percentage of net sales, general and administrative expenses decreased to 9.9% in fiscal 2000 from 12.4% in fiscal 1999. This decrease is primarily the result of no bonuses accrued under the employee bonus plan due to the fact that bonus targets were not achieved, less employee severance and relocation, and a decrease in other consulting costs which were incurred in fiscal 1999 associated with the new management team's ongoing review of operations. Amortization of intangible assets was unchanged at $1.7 million in fiscal 2000 and 1999.

         INTEREST EXPENSE. Interest expense decreased $0.5 million to $16.0 million in fiscal 2000 from $16.5 million in fiscal 1999 due to lower average levels of borrowing during most of fiscal 2000.

         OTHER INCOME AND EXPENSE: Other income and expense increased $1.6 million to $1.3 million, primarily due to a gain on the sale of property owned at one facility.

         TAXES. The effective tax benefit decreased to 10.4% in fiscal 2000 from a provision rate of 34.2% in fiscal 1999, primarily as a result of a $2.0 million valuation allowance recorded against the deferred tax asset related to state net operating loss carryforwards as a result of the uncertainty of their realization.

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

         OPERATING EXPENSES. Sales, marketing and delivery expenses decreased $3.7 million to $46.3 million in fiscal 1999 from $50.0 million in fiscal 1998. As a percentage of net sales, sales, marketing and delivery expenses decreased to 22.5% in fiscal 1999 from 26.7% in fiscal 1998. This decrease as a percentage of net sales was primarily due to a $3.4 million reduction in distribution expenses as a result of improved delivery efficiencies. These efficiencies were generated by reducing the movement of inventory between facilities, increasing the minimum order size, optimizing cubing, better management of truck maintenance, and a change in the fleet structure whereby more trucks are rented rather than leased resulting in reduced trucks and employees. These initiatives were offset by an increase in expense related to volume increases. General and administrative expenses increased $12.3 million, or 92.5%, to $25.6 million in fiscal 1999 from $13.3 million in fiscal 1998. As a percentage of net sales, general and administrative expenses increased to 12.4% in fiscal 1999 from 7.1% in fiscal 1998. This increase is primarily the result of increased hiring and a revised compensation structure for key management and other employees to support operations, as well as a $3.7 million pre-tax charge related to closure or modification to certain facilities, employee severance and relocation, and other consulting costs associated with the new management team's ongoing review of operations.

         Amortization of intangible assets decreased $0.6 million to $1.7 million in fiscal 1999 from $2.3 million in fiscal 1998 due to the write-off of unamortized organization costs during the first Fiscal quarter. The termination of management fees in fiscal 1998 related to the termination of a Fee Agreement for certain management services.

         INTEREST EXPENSE. Interest expense increased $3.1 million to $16.5 million in fiscal 1999 from $13.4 million in fiscal 1998 as a result of higher average levels of borrowings throughout fiscal 1999 that were required to fund operating losses incurred in fiscal 1998 and the first two Fiscal quarters of fiscal 1999.

         TAXES. The effective tax benefit decreased to 34.2% in fiscal 1999 from a provision rate of 35.4% in fiscal 1998, primarily as a result of the impact of permanent items on a lower pretax loss.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used cash of $16.2 million during the Transition Period compared to $9.4 million used and $7.9 million and $15.2 million provided in the Prior Period, fiscal 2000 and fiscal 1999, respectively. The significant difference between the six month Transition Period and the prior twelve month periods is due to the significant seasonality of the business as winter sales are low and production activities are high in preparation for spring. The increased use of cash during the Transition Period compared to the Prior Period is primarily a result of larger operating losses due to a combination of factors, including poor weather conditions, costs of closing certain facilities, higher fuel costs, and losses resulting from the use of a contaminated growth retardant chemical. The Company invested

$3.0 million, $0.7 million, $6.1 million and $2.2 million in capital expenditures during the Transition Period, the Prior Period, and in fiscal 2000 and fiscal 1999, respectively. Significant investments were made in the Company's computer systems during the Transition Period and fiscal 2000 to improve its ability to plan for and monitor its production activities and track performance. The Company also continues to invest in the necessary production equipment and facility infrastructure repairs and improvements as well as required capital projects to meet environmental requirements.

         On October 15, 1998, the Company entered into a new three-year credit agreement ("Credit Agreement") providing up to $70.0 million of credit of which $13.6 million, as amended, is available without limitation on a seasonal basis with the remainder subject to certain borrowing base limitations based upon a percentage of eligible inventory and eligible accounts receivable. In connection with closing this Credit Agreement, the Company's existing credit facilities were repaid in full and terminated. As of June 30, 2000, the Company was not in compliance with a certain financial covenant of the Credit Agreement; however, the Company received a waiver of the covenant violation and an amendment to the Credit Agreement which reset the financial covenants.

         At December 31, 2000, the Company had borrowed $35.6 million under its Credit Agreement and had $12.1 million of remaining credit availability. The Credit Agreement is secured by substantially all of the Company's assets. Interest under this agreement accrues at a variable rate equal to Prime plus 1.0% or LIBOR plus 3.0%. In addition, to the extent that borrowings exceed certain borrowing base limitations during the period from October 1 through March 31, the interest rates increase by an additional 0.5%.

         At December 31, 2000,the Company was not in compliance with the new financial covenants under the Credit Agreement. However, on March 9, 2001 the Company received a waiver of such noncompliance. On March 31, 2001, the Company received an amendment which reset the financial covenants for the quarterly test period ended March 31, 2001, added an additional covenant on April 28, 2001 and extended the availability under the seasonal line period through April 30, 2001. As of December 31, 2000, the Company had $147.2 million of debt. The Company is highly leveraged.

         The Credit Agreement expires on October 15, 2001. Management is currently working with its lenders to renegotiate and extend the Credit Agreement. If management is unable to renegotiate and extend the facility it will seek alternative sources of financing. The Company is highly dependent on its Credit Agreement to fund operations; therefore, if the Company is unable to renegotiate or extend its Credit Agreement or find alternative financing, it may be unable to continue as a going concern.

         Although the Company's financial statements were prepared contemplating the realization of all recorded assets, including intangible assets and net deferred tax assets of $45.3 million and $13.0 million, respectively, and the satisfaction of liabilities in the normal course of business, the Company must generate sufficient cash flow to meet its obligations as they come due, comply with the terms of its credit facilities, including meeting its financial covenants and successfully refinancing its Credit Agreement and ultimately attain profitability and achieve other business objectives or there will be a material adverse impact on its business, financial position and results of operations. No assurance can be provided that the Company will be able to attain profitability or achieve its business objectives or that assets will be realizable at their carrying values.

         On December 24, 1997, the Company raised $133.5 million, net of fees and expenses from the sale of 10 1/2% Senior Subordinated Notes and 13% Series A Preferred Stock, including warrants, which it used to repay existing indebtedness (See Notes 10 and 13 to Notes to Consolidated Financial Statements). Interest on these notes is due semiannually on June 15 and December 15 commencing June 15, 1998. Dividends on the Series A Preferred Stock are payable quarterly in cash or shares of Series A Preferred Stock through December 15, 2002 on March 15, June 15, September 15 and December 15. During the Transition Period, the Company issued 3,616 shares of Series A Preferred Stock as dividends. During fiscal 2000 and fiscal 1999, the Company issued 6,584 and 5,794 shares of Series A Preferred Stock, respectively, as dividends.

CERTAIN BUSINESS CONSIDERATIONS

         SUBSTANTIAL LEVERAGE AND DEBT SERVICE

         At December 31, 2000 the Company was not in compliance with its financial covenants under its Credit Agreement. However, on March 9, 2001 the Company received a waiver of such non-compliance. On March 31, 2001 an amendment was received which reset the financial covenants for the quarterly test period ending March 31, 2001, added an additional covenant on April 28, 2001 and extended the availability under the seasonal line through April 30, 2001. The Company was also out of compliance with debt covenants for the year ended June 30, 2000 and it received a waiver and certain re-sets to the financial covenants. Under the Company's prior revolving credit facility it had also fallen out of compliance with financial covenants. The prior credit facility was ultimately refinanced with the Credit Agreement.

         The Company is highly leveraged and may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing its indebtedness and capital stock. Accordingly, the Company will continue to have significant debt service obligations. The Company's debt service obligations will have important consequences to holders of its 10 1/2% Senior Subordinated Notes, Series A Preferred Stock, Common Stock and Warrants, including the following:

          -    the Company may be unable to continue as a going concern;

          - a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for operations, acquisitions, future business opportunities and other purposes and increasing its vulnerability to adverse general economic and industry conditions;

          - the Company's leveraged position may increase its vulnerability to competitive pressures;

          - the financial covenants and other restrictions contained in the Credit Agreement, the Indenture and the Certificate of Designation for the Series A Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and

          - funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

         The Company's ability to make scheduled principal and interest payments or to refinance its indebtedness to pay dividends and make redemption payments on the Series A Preferred Stock and to pay dividends on the Common Stock depends on future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond its control. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, pay dividends, make redemption payments and fund necessary capital expenditures. See "Liquidity and Capital Resources" in this Item 7. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, including the Notes, sell assets or obtain additional financing. There can be no assurance that any such refinancing or that any such sale of assets or additional financing would be possible on terms reasonably favorable to the Company, or at all. In addition, unforeseen problems, delays, expenses and difficulties as well as changes in economic and regulatory or competitive conditions may lead to cost increases that would make its current cash flow and borrowings under the Credit Agreement insufficient to meet its capital needs. See "--Future Capital Needs; Uncertainty of Additional Financing."

         FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         There can be no assurance that borrowings under the Credit Agreement and funds from operations will be sufficient to meet the Company's anticipated working capital, capital expenditure and acquisition financing requirements. The Company may need to raise additional funds through the issuance of public or private debt or equity securities in order to take advantage of unanticipated opportunities, including acquisitions of complementary businesses, or otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all.

         RESTRICTIONS IMPOSED BY CREDIT AGREEMENT AND EFFECT OF DEFAULT

         The Credit Agreement restricts, among other things, the Company's ability to incur additional indebtedness, incur liens, pay or declare dividends, enter into any transaction not in the usual course of business, guarantee or otherwise become in any way liable with respect to the obligations of another party or entity, merge or consolidate with another person or sell or transfer any collateral (except for the sale of inventory in the ordinary course of its business). A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of an Event of Default (as defined in the Credit Agreement), the lenders could elect to declare all amounts outstanding under the Credit Agreement, together with accrued interest, to be immediately due and payable. If the Company were unable to pay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the Credit Agreement indebtedness were to be accelerated, there can be no assurance that its assets would be sufficient to repay the indebtedness in full and other indebtedness. Substantially all of the Company's assets have been pledged as security under the Credit Agreement. The restrictions described above, in combination with the Company's leveraged nature, may limit its ability to obtain financing in the future or may otherwise restrict corporate activities. In addition, it may also limit assets available to other debt and equity holders.

         ENCUMBRANCES ON ASSETS TO SECURE THE CREDIT AGREEMENT

         In addition to being subordinated to all existing and future Senior Debt of the Company, the 10 1/2% Senior Subordinated Notes are not secured by any of its assets. The Company's obligations under the Credit Agreement are secured by substantially all of its assets. If the Company becomes insolvent or is liquidated, or if payment under the Credit Agreement is accelerated, the lenders under the Credit Agreement will be entitled to exercise the remedies available to a secured lender under applicable law. In addition, it may also limit assets available to other debt and equity holders.

         EFFECT OF GROWTH ON COMPANY RESOURCES

         Continued growth will require an increase in personnel who possess the training and experience necessary to operate its facilities. There can be no assurance that the Company will be able to continue to attract, develop and retain the personnel necessary to pursue its growth strategy. Moreover, as the Company continues to grow, it will need to expand its production, warehouse and distribution facilities and may require additional facilities to support such growth. In addition, the rapid growth may place significant pressure on its financial controls and inventory management systems. Any failure by management to effectively manage the Company's growth could have a material adverse effect on the Company.

         DEPENDENCE ON ACQUISITIONS FOR FUTURE GROWTH

         Contingent upon improvement in its financial performance, the Company intends to pursue the acquisition of other companies. See "Business--Growth Strategy." Acquisitions involve a number of risks, including effects on the reported operating results, the diversion of management's attention, the dependence on hiring, training and retaining key personnel and risks associated with unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on the Company. Historically, the Company has financed acquisitions by incurring additional debt and the issuance of stock. See "-Substantial Leverage and Debt Service." The Company completed one acquisition in fiscal 1996, seven acquisitions in fiscal 1997 and six acquisitions in fiscal 1998. Management anticipates that one or more potential acquisition opportunities, including those that would be material, may become available in the near future. No assurance can be given that an acquisition by the Company will occur, or, if an acquisition does occur, that it will not have a material adverse effect on the Company, that any such acquisition will be successful in enhancing the Company's business or that any such acquisition can be successfully integrated into the Company's business. See "--Future Capital Needs; Uncertainty of Additional Financing."

         WEATHER; GENERAL AGRICULTURAL RISKS

         Inclement weather or production difficulties occurring at a time of peak production or sales (in the first half of the calendar year), particularly on weekends during the peak gardening season, could cause declines in net sales and operating income that could have a material adverse effect on the Company. In the event of severe weather conditions, the Company does not have sufficient facilities to preserve and protect all of its products. During fiscal 1998, the severe weather phenomenon known as "El Nino" materially and adversely impacted the demand for the Company's products. Management intends to expand into new markets that typically have greater weather variability than its historic markets. The Company's failure to adequately manage this variability could have a material adverse effect on the Company. The Company's operations may also be materially affected by disease, pests or other natural hazards. Agricultural production is highly dependent upon the availability of water. The loss of access to water at any of the facilities would have a material adverse effect on the Company. Given the perishable nature of the Company's products, if sales do not materialize as expected, the Company could experience a significant decline in profitability.

         SEASONALITY; VARIABILITY OF QUARTERLY RESULTS AND CERTAIN CHARGES

         The Company's business is highly seasonal. In fiscal 2000, approximately 64.1% of net sales occurred in January through June of the year. The Company has historically reported operating losses in the third and fourth calendar quarters. The Company has experienced and expects to continue to experience variability in net sales, operating income and net income on a quarterly basis. Factors that may contribute to this variability include:

         -    weather conditions during peak growing and gardening seasons;

         -    shifts in demand for live plant products;

         - changes in product mix, service levels and pricing by the Company and its competitors;

         -    the effect of acquisitions;

         -    the economic stability of  the retail customers; and

         -    the Company's relationship with each of its  retail customers.

         CUSTOMER CONCENTRATION; DEPENDENCE ON HOME DEPOT

         The Company is highly dependent on the purchases of its top eight retail customers, which together accounted for 77%, 75% and 70% of net sales in the six months ended December 31, 2000, fiscal 2000 and fiscal 1999, respectively. The Company's largest customer, Home Depot, accounted for approximately 41%, 41% and 37% of its net sales in the six months ended December 31, 2000, fiscal 2000 and fiscal 1999, respectively. Management expects that a small number of customers will continue to account for a substantial portion of the Company's net sales for the foreseeable future. The Company does not have long-term contracts with any of its retail customers, and there can be no assurance that they will continue to purchase its products. The loss of or significant adverse change in, the Company's relationship with Home Depot or any other major customer could have a material adverse effect on the Company. The loss of, or reduction in orders from, any significant retail customers, losses arising from retail customers' disputes regarding shipments, fees, merchandise condition or related matters, or the Company's inability to collect accounts receivable from any major retail customer could have a material adverse effect on the Company. In addition, there can be no assurance that revenue from customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any period.

         GOVERNMENTAL REGULATIONS; MINIMUM WAGE

         The Company is subject to certain federal, state and local health, safety and environmental laws and regulations regarding the production, storage and transportation of certain of its products and the disposal of its waste. Certain of the Company's operations and activities, such as water runoff from its production facilities and the use of certain pesticides, are subject to regulation by the United States Environmental Protection Agency (the "EPA") and similar state and local agencies. These agencies may regulate or prohibit the use of such products, procedures or operations, thereby affecting the Company's operations and profitability. In addition, the Company must comply with a broad range of environmental laws and regulations. Additional or more stringent environmental laws and regulations may be enacted in the future and such changes could have a material adverse effect on the Company. The Company uses reclamation water as one of the sources of water for a few of its production facilities. The use and pricing of reclamation water, including availability of subsidized water rates, is governed by federal reclamation laws and regulations. Changes in the law could have a material adverse effect on the Company.

         In addition, the Company is subject to the Fair Labor Standards Act as well as various federal, state and local regulations that govern such matters as minimum wage requirements, overtime and working conditions. A large number of the Company's employees are paid at or just above the federal minimum wage level and, accordingly, changes in laws, regulations or ordinances could have a material adverse effect on the Company by increasing its costs.

         SHORT OPERATING HISTORY UNDER CURRENT MANAGEMENT

         The Company has recently added a new executive team. In June 1999, Richard E. Parker joined the Company as its Chief Executive Officer after holding various positions at ABT Building Products Corporation, most recently as Chief Operating Officer. David J. Barrett joined the Company in January 2001 as its Chief Operating Officer. Prior to joining the Company,
Mr. Barrett held the position of President and Chief Executive Officer of Scovill Fasteners Inc. Drew A. Buechley was appointed Chief Financial Officer in January 2001. Previously, Mr. Buechley was the Company's Vice President Finance and Strategic Planning. Mr. Buechley joined the Company in 1998. Accordingly, the Company, under its current management team, has only a limited operating history upon which investors may evaluate its performance. There can be no assurance that the Company will be able to achieve or sustain revenue growth or profitability.

         COMPARABILITY OF OPERATING RESULTS

         In fiscal 1999, the Company incurred (i) a $2.6 million non-cash pre-tax extraordinary charge to write off organization costs in early-adopting Statement of Position 98-5 "Reporting on Costs of Start-Up Activities" ("SOP 98-5"), which was accounted for as a change in accounting principle, (ii) a $1.5 million non-cash pre-tax extraordinary charge related to the write-off of unamortized financing costs associated with the terminated credit facilities in connection with the refinancing in the second fiscal quarter, and (iii) a $3.7 million pre-tax special charge during the first fiscal quarter related to the closure or leasehold modification at certain facilities, employee severance and relocation, and consulting costs associated with the management team's review of its operations. In fiscal 1998, the Company incurred (i) a $4.3 million non-cash pre-tax extraordinary charge related to the write-off of deferred financing fees, (ii) a $2.0 million pre-tax charge related to the termination of an annual management fee; and (iii) a $0.4 million pre-tax charge related to the payment of bonuses to certain members of management.

         Due to the foregoing factors and other environmental considerations in its business (for example, weather patterns), the Company believes that period-to-period comparisons of its operating results cannot be relied upon as indicators of future performance. In the event that the Company's operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Company's debt and equity securities would likely be materially and adversely affected.

         SENSITIVITY TO PRICE INCREASES OF CERTAIN RAW MATERIALS

          The Company and its competitors are vulnerable to price increases for raw materials. For fiscal 2000, raw material costs accounted for approximately 30.1% of net sales. The Company does not have long-term contracts with the majority of its raw material suppliers. Increases in the cost of raw materials essential to its operations, including seed, plastic, chemicals and fertilizer, would increase its costs of production. Significant increases in the price of petrochemicals or a scarcity of raw materials essential to plant propagation could have a material adverse effect on the Company. There can be no assurance that any such price increases can be passed on to the Company's customers in the form of higher prices for its products.

         CONTROL BY SIGNIFICANT STOCKHOLDERS AND MANAGEMENT

         KCSN Acquisition Company, L.P. owns 69.0% of the outstanding Common Stock. In addition, officers and directors own 18.5% of the outstanding Common Stock. Heller Equity Capital Corporation ("Heller") owns 2.6% of the outstanding Common Stock and is the holder of an 8.0% Subordinated Convertible Note (the "Heller Note"), which is convertible into approximately 6.6% of the outstanding Common Stock. KCSN, Heller and the management stockholders are parties to a Stockholders Agreement, which provides that the parties to the Stockholders Agreement shall consent to any merger, consolidation or sale of all or substantially all of the Company's assets involving an independent third party and approved by a majority of KCSN's shares and vote their shares to elect certain specified persons as directors. Subject to the terms of the Stockholders Agreement and the Certificate of Designation, KCSN is able to elect all of the Company's directors and can determine the outcome of corporate actions requiring stockholder approval, including adopting amendments to the Certificate of Incorporation (as defined) and approving or disapproving mergers or sales of all or substantially all of the Company's assets.

         CHANGE OF CONTROL

         The Indenture and Certificate of Designation Agreements, which the Company entered in 1997, provide that upon the occurrence of a Change of Control (as defined) the Company must make an offer to purchase all or any part of the Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase and all or any part of the Series A Preferred Stock at a price in cash equal to 101% of the aggregate liquidation preference thereof plus accrued and unpaid dividends to the date of purchase. The Credit Agreement prohibits the Company from repurchasing any Notes or Series A Preferred Stock, except with certain proceeds of one or more Public Equity Offerings (as defined). The Credit Agreement also provides that certain change of control events with respect to the Company would constitute a default thereunder. Any future credit agreements or other agreements relating to Senior Debt to which the Company becomes a party may contain similar restrictions and provisions. In the event a Change of Control occurs at a time when the Company is prohibited from purchasing the Notes or Series A Preferred Stock, or if the Company is required to make an Asset Sale Offer (as defined) pursuant to the terms of the Notes, the Company could seek the consent of its lenders to purchase the Notes or Series A Preferred Stock or could attempt to refinance the borrowings that contain such prohibition. If the Company does not obtain such a consent or refinance such borrowings, the Company would remain prohibited from purchasing the Notes or Series A Preferred Stock. In such case, the Company's failure to purchase tendered Notes would constitute an Event of Default (as defined) under the Indenture. If, as a result thereof, a default occurs with respect to any Senior Debt, the subordination provisions in the Indenture would likely restrict payments to the holders of the Notes. The Indenture will provide that the Company may not offer to repurchase any Series A Preferred Stock upon the occurrence of a Change of Control until the Company has completed its offer to purchase the Notes. There can be no assurance that the Company will have sufficient funds to repurchase the Notes or the Series A Preferred Stock after a Change of Control. The provisions relating to a Change of Control included in the Indenture and the Certificate of Designation may increase the difficulty of a potential acquirer obtaining control of the Company.

         DEPENDENCE ON LEASED FACILITIES

         The Company leases approximately 60% of its growing acreage and approximately 80% of its greenhouse space. These leases expire at varying times over the next 15 years and certain leases are month-to-month. Although management believes that the Company can extend most of its leases on acceptable terms, failure to do so would require the Company to establish new production facilities. No assurance can be given that any such leases can be extended on acceptable terms or, if not so extended, that suitable replacement production facilities can be established. Failure to extend the terms of any of these leases could have a material adverse effect on the Company.

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

         LACK OF MARKET FOR COMMON STOCK AND SERIES A PREFERRED STOCK

         There is currently no public market for the Company's Common Stock and Series A Preferred Stock. The Company has no present plan to list the Common Stock or the Series A Preferred Stock on a national securities exchange or to include the Capital Stock for quotation through an inter-dealer quotation system. There can be no assurance that such a market will develop or, if such a market develops, as to the liquidity of such market.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's liabilities consist primarily of a revolving line of credit, senior subordinated notes and other notes and accounts payable. The Company has also issued Series A Preferred Stock and Redeemable Common Stock. Such liabilities and stockholders' equity have varying levels of sensitivity to changes in market interest rates. Interest rate risk results when, due to different maturity dates and re-pricing intervals, interest rate indices for interest-bearing liabilities increase relative to income earning assets, thereby creating a risk of decreased net earnings and cash flow. The Company does not have any derivative financial instruments as of December 31, 2000.

         The following table provides information about the Company's market sensitive liabilities, categorized by maturity, and constitutes a "forward-looking statement." For more information, please refer to Appendix A "Financial Statements and Notes to Consolidated Financial Statements."



                                                          December 31, 2000
                                                         Expected Maturities

                                                                                       There-
Long-term liabilities            2001       2002       2003       2004       2005       after      Total
                                ------     ------     ------     ------     ------     ------     ------
                                                        (dollars in millions)
Fixed Rate:

Series A Preferred Stock             -          -       $2.6       $5.2       $5.2      $84.2      $97.2
Average Interest Rate              13%        13%        13%        13%        13%        13%

Senior Subordinated Notes        $10.5      $10.5      $10.5      $10.5      $10.5     $121.0     $173.5
Average Interest Rate            10.5%      10.5%      10.5%      10.5%      10.5%      10.5%

Heller Note                          -          -          -       13.3          -          -      $13.3
Average Interest Rate             8.0%       8.0%       8.0%       8.0%          -          -

ODA Note                          $0.1       $0.1       $0.1       $1.1          -          -       $1.3
Average Interest Rate             9.0%       9.0%       9.0%       9.0%          -          -

Variable Rate:
Credit Agreement (1)             $70.0                                                             $70.0


(1) The Credit Agreement expires on October 15, 2001. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See Appendix A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth current information concerning each of the Company's directors, executive officers and key employees. All directors shall serve until their successors are duly elected and qualified, subject, however, to prior death, resignation, retirement, disqualification or removal from office. Officers are appointed by and serve at the discretion of the Board of Directors.

                  NAME                    AGE                                POSITION
                  ----                    ---                                --------
    Richard E. Parker (1)                  59       President, Chief Executive Officer, Director, Chairman of
                                                      the Executive Committee

    David J. Barrett (1)                   51       Chief Operating Officer

    Drew A. Buechley (1)                   34       Executive Vice President, Chief Financial Officer, and
                                                    Secretary

    Michael F. Vukelich (1)                50       Chairman of the Board

    Marion Antonini(1) (3)                 70       Vice Chairman

    Ranjit S. Bhonsle (2) (3)              32       Director

    Samuel P. Frieder (2)                  36       Director

    James A. Kohlberg                      42       Director

    Gary E. Mariani (2)                    56       Director

    John S. Eastburn, Jr.(1) (3)           41       Director


- -------------------
(1)      Member of Executive Committee.
(2)      Member of Audit Committee.
(3)      Member of Compensation Committee

         MR. PARKER was appointed Chief Executive Officer in June 1999. From October 1992 through April 1999, Mr. Parker held various positions at ABT Building Products Corporation ("ABT"), most recently as Chief Operating Officer.

         MR. BARRETT was appointed Chief Operating Officer in January 2001. From 1994 to 2000 Mr. Barrett was President and Chief Executive Officer of Scovill Fasteners, Inc. From 1991 to 1994, he was Executive Vice President of Operations at Scovill.

         MR. BUECHLEY was appointed Chief Financial Officer in January 2001. Mr. Buechley has been with the Company since June 1998 and was previously its Vice President of Finance and Strategic Planning. Prior to joining the Company, Mr. Buechley was VP of Finance, Treasurer and Secretary for SSI Acquisition Co. from January 1998 to June 1998 and SGSM Acquisition Co from January 1997 to June 1998. Mr. Buechley was a general management consultant with the Lucas Group from August 1996 to January 1997. Mr. Buechley began his career at Arthur Andersen.

         MR. VUKELICH has been the Chairman of the Board since September 1995. From September 1995 through June 1999, Mr. Vukelich was also the Chief Executive Officer of the Company. From 1992 through August 1995, Mr. Vukelich was President and Chief Executive Officer of M.F. Vukelich Co. He is the founder of Color Spot America, a predecessor of the Company, and was President and Chief Executive Officer of Color Spot America from its inception in 1983 to 1991. Mr. Vukelich has 28 years of experience in the nursery business.

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

         MR. EASTBURN has been an Associate of Kohlberg since 1997. Mr. Eastburn is also a Director of Camber Companies L.L.C. and United Signature Foods L.L.C.

DIRECTORS' MEETINGS AND COMMITTEES

         The entire Board of Directors met two times during the six-month transition period ended December 31, 2000 and four times during the fiscal year ended June 30, 2000. The Board of Directors has appointed an Audit Committee, a Compensation Committee and an Executive Committee.

         AUDIT COMMITTEE. The primary responsibilities of the Audit Committee are to recommend an independent public accountant to audit the Company's annual financial statements and to review internal and external audits, internal accounting controls, annual financial statements and, at its discretion, compliance with corporate policies and codes of conduct. The Audit Committee is comprised of outside directors. The current members of the Audit Committee are Messrs. Bhonsle, Frieder, and Mariani. The Audit Committee met twice during the six-month transition period ended December 31, 2000 and three times in the fiscal year ended June 30, 2000.

         COMPENSATION COMMITTEE. The Compensation Committee determines officers' salaries and bonuses and administers the grant of stock options and other awards pursuant to the 1996 Stock Option Incentive Plan, 1997 Stock Option Plan and Special Stock Option Plan. The Compensation Committee is comprised of outside directors. The current members of the Compensation Committee are Messrs. Antonini, Bhonsle, and Eastburn. The Compensation Committee did not meet during the six month transition period ended December 31, 2000.

         EXECUTIVE COMMITTEE. The primary responsibilities of the Executive Committee are to deal with day-to-day issues prior to meetings of the full Board of Directors. The Executive Committee met four times during the six-month transition period ended December 31 2000 and four times in the fiscal year ended June 30, 2000. The current members of the Executive Committee are Messrs. Parker, Barrett, Buechley, Vukelich, Antonini, Bhonsle, and Eastburn.

         NOMINATING COMMITTEE. The Board of Directors has no standing Nominating Committee.


ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

         The following table sets forth a summary of certain information regarding compensation we paid or accrued to our Chief Executive Officer during the calendar year ended December 31, 2000 and each of the four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during the calendar year ended December 31, 2000 (collectively, the "Named Executives").

                                                              ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                                      -----------------------------------     ----------------------------
                                                                                              SECURITIES
                                                                           OTHER ANNUAL       UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR(2)    SALARY     BONUS    COMPENSATION(1)       OPTIONS       COMPENSATION
- ---------------------------                -------    -------   -------   ---------------     ----------      ------------
Michael F. Vukelich, Chairman of the         F1998    200,000    50,000            5,400               -        573,346
    Board                                    F1999    192,308         -            5,800               -              -
                                             F2000    200,000   400,000           16,113               -              -
                                             C2000    191,538         -           18,662               -              -

Richard E. Parker, Chief Executive           F1998          -         -                -               -              -
    Officer and Director                     F1999     12,000         -              450               -              -
                                             F2000    260,000         -          102,461               -              -
                                             C2000    256,000         -          119,275               -              -

Joseph P. O'Neill, Executive Vice            F1998          -         -                -               -              -
    President, Chief Operating               F1999      6,731         -              450               -              -
    Officer, Chief Financial                 F2000    175,011         -          127,390               -              -
    Officer and Secretary                    C2000    178,037         -          136,910               -              -

Thomas H. Dickerson, Southwest               F1998     93,461         -            4,050               -              -
    Division President                       F1999    187,692   745,000            5,850               -              -
                                             F2000    200,000   375,000            4,590               -              -
                                             C2000    176,923         -           12,642               -              -

Mary D. Tyren, Vice President, Chief         F1998          -         -                -               -              -
    Accounting Officer and Corporate         F1999     90,385    80,000            5,400               -              -
    Controller                               F2000    103,163         -            4,950               -              -
                                             C2000    103,667         -           13,165               -              -

- ----------------
(1) Represents car allowance, relocation, severance and loan forgiveness.
(2) "F" indicates a 12-month fiscal period ending in June of the indicated year. "C" indicates a calendar year.

OPTION GRANTS DURING THE TRANSITION PERIOD ENDED DECEMBER 31, 2000. There were no options or stock appreciation rights granted during the transition period ended December 31, 2000 to the Named Executives.

AGGREGATE OPTION EXERCISES IN FISCAL 2000 AND YEAR-END OPTION VALUES. The following table sets forth certain information regarding options exercised and the number and value of unexercised options held by the Named Executives at December 31, 2000.

                             YEAR-END OPTION VALUES

                                                             NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                            UNDERLYING OUTSTANDING            IN-THE-MONEY OPTIONS AT
                                                         OPTIONS AT DECEMBER 31, 2000           DECEMBER 31, 2000(1)
                                                        ------------------------------     ------------------------------
                                SHARES
                               ACQUIRED
                                  ON         VALUE
   NAME                        EXERCISE     REALIZED    EXERCISABLE      UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
   ----                        --------     --------    -----------      -------------     -----------     -------------
Michael F. Vukelich                   0           0         155,250            51,750         613,194                0

Richard E. Parker                     0           0          37,500           112,500               0                0

Joseph P. O'Neill                     0           0          18,750            56,250               0                0

Tom Dickerson                         0           0               0                 0               0                0

Mary D. Tyren                         0           0           5,000             5,000               0                0


- ---------------
(1) Represents the value of the shares of Common Stock subject to outstanding options, based on a fair market value of $3.00 share, less the aggregate option exercise price.

EMPLOYMENT AGREEMENTS

         As part of the Recapitalization, the Company entered into an employment agreement with Michael F. Vukelich, the Chairman of the Board. The agreement expires December 31, 2001 and will be automatically renewed for successive one-year periods unless Mr. Vukelich or the Company gives 60 days notice of non-renewal. As of July 1, 2000, Mr. Vukelich is paid an annual base salary of $200,000, which is increased annually based on increases in the consumer price index, and is eligible to participate in the annual bonus program pursuant to the terms of the agreement. The employment agreement continues in effect an option to purchase 395,609 shares of our Common Stock for $1.45 per share and provides that the Company grant Mr. Vukelich an option to purchase 207,000 shares of its Common Stock at $7.17 per share, which options were granted in fiscal 1997. The agreement terminates upon the earlier to occur of (i) the Company's non-renewal or Mr. Vukelich's non-renewal, (ii) death or disability, (iii) termination for Cause (as defined in the agreement) or (iv) termination without Cause. In the event that the employment agreement is terminated without Cause, the Company is obligated to pay Mr. Vukelich his base salary through the remaining term of the employment agreement plus his pro rata portion of the bonus paid to Mr. Vukelich in the year prior to termination. In the event of Mr. Vukelich's death or disability, the Company is obligated to continue to pay to Mr. Vukelich or his estate his base salary for one year following his termination. The employment agreement entitles Mr. Vukelich to be nominated to a seat on the board of directors so long as he owns 10% of the Common Stock.

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

         The Company entered into an employment agreement with Richard E. Parker, the Chief Executive Officer, effective June 10, 1999. Under the terms of the agreement, Mr. Parker is paid an annual base salary of $260,000, and is eligible to participate in the Company's bonus program as established by the Board. If Mr. Parker is terminated without cause, he is entitled, under certain conditions, to receive an amount equal to one year's base salary, payable over the following twelve month period. Mr. Parker was awarded options to purchase 150,000 shares of common stock at $4.00 per share, which options vest over a four-year period. The Company also loaned Mr. Parker $250,000 on an interest free basis, which is deemed to be repaid on a monthly basis at the rate of $50,000 per annum, subject to Mr. Parker's continued employment with Color Spot. The employment agreement entitles Mr. Parker to be nominated to the Board of Directors of Color Spot.

         The Company entered into an employment agreement with David J. Barrett, the Chief Operating Officer, effective December 20, 2000. Under the terms of the agreement, Mr. Barrett is paid an annual base salary of $250,000, and is eligible to participate in the Company's bonus program as established by the Board. If Mr. Barrett is terminated without cause, he is entitled, to receive an amount equal to six months base salary, payable over the following six month period plus a pro rata portion of any bonus payable for the year in which the termination occurs. Mr. Barrett was awarded options to purchase 75,000 shares of common stock at $3.00 per share, which options vest over a four-year period.

         The Company entered into an employment agreement with Joseph P. O'Neill, the Chief Financial Officer effective June 10, 1999. Mr. O'Neill resigned effective January 19, 2001. Under the terms of the agreement, Mr. O'Neill was paid an annual base salary of $175,000, and was eligible to participate in the Company's bonus program as established by the Board. Mr. O'Neill was awarded options to purchase 75,000 shares of common stock at $4.00 per share, which options were to vest over a four-year period. However, Mr. O'Neill's options expired upon his resignation. The Company also loaned Mr. O'Neill $250,000 on an interest free basis, which is deemed to be repaid on a monthly basis at the rate of $50,000 per annum, subject to Mr. O'Neill's continued employment with the Company. The loan will be repaid pursuant to the terms of the employment agreement.

STOCK OPTION PLANS

         1996 STOCK OPTION INCENTIVE PLAN. In July 1996, the Board of Directors authorized, and the stockholders approved, a stock option plan, effective September 7, 1995, for directors, officers, employees and consultants of the company and its subsidiaries (the "1996 Option Plan"). Options to purchase a total of 1,171,419 shares of Common Stock at $1.45 per share were granted under the 1996 Option Plan. As of December 31, 2000, options to purchase 569,417 shares have been exercised, and 395,609 nonqualified stock options ("NQOs") are outstanding under the 1996 Option Plan. No further options will be granted under the 1996 Stock Option Plan.

         1997 STOCK OPTION PLAN. The 1997 Stock Option Plan (the "1997 Stock Option Plan") was adopted by the Board of Directors and approved by the stockholders on December 31, 1996 to attract, retain and provide incentive to company executives and key employees. Options granted under the 1997 Stock Option Plan may be either incentive stock options ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or NQOs. A total of 1,300,000 shares of Common Stock have been reserved for issuance under the 1997 Stock Option Plan.

         The 1997 Stock Option Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to determine the terms of the options granted. Each option has a term specified in its option agreement, provided, however, that no term can exceed ten years from the date of grant. Each option is exercisable upon the fulfillment of certain conditions, including agreement by the optionee to be bound by the Stockholders Agreement. In the case of an ISO granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all outstanding classes of the Company's stock (a "10% Optionee"), the term of the option cannot exceed five years from the date of grant. No option granted under the 1997 Stock Option Plan may be transferred by the optionee other than by will or the laws of descent and distribution and each option may be exercised, during the lifetime of the optionee, only by such optionee. In the event that an optionee's employment terminates for any reason other than for cause, any options held which have not yet vested will expire and become unexercisable. All of the optionee's options which have vested shall expire and become unexercisable on the earlier of the expiration date stated in the option agreement or the date 90 days after the termination of the optionee's employment. If an optionee is terminated for cause prior to the later of January 1, 2000 or the third anniversary of the date the optionee commences employment, all options held by the optionee (whether or not vested) shall expire on the date of termination. The number of shares under each option and the price of any shares under such option may be adjusted in a manner consistent with any capital adjustment resulting from a stock dividend, stock split, recapitalization, reorganization or a combination or other change in the shares of Common Stock.

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

         As of December 31, 2000, under the 1997 Stock Option Plan, there were 207,000 stock options outstanding with an exercise price of $7.17 per share, 240,000 stock options outstanding with an exercise price of $3.00 per share, 214,593 stock options outstanding with an exercise price of $7.19 per share, 225,000 stock options outstanding with an exercise price of $4.00 per share and 166,600 stock options outstanding with an exercise price of $10.00 per share. The 1997 Stock Option Plan will expire in 2007 unless terminated at an earlier date by the Board of Directors.

         SPECIAL STOCK OPTION PLAN. In February 1997, the Board of Directors authorized, and the stockholders approved, a stock option plan for employees of Lone Star Growers, L.P., a wholly owned subsidiary (the "Special Option Plan"). Options to purchase a total of 139,383 shares of Common Stock at $1.43 per share were issued under the Special Option Plan. As of December 31, 2000, there were 61,410 stock options outstanding. The purpose of the Special Option Plan was to provide incentives to employees of Lone Star Growers, L.P. in connection with the acquisition of Lone Star Growers Co., the predecessor to Lone Star Growers, L.P., by the Company. No further awards will be made under the Special Option Plan. The Special Option Plan is otherwise identical to the 1997 Stock Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 1, 2001, by: (i) all persons known by the Company to be the beneficial owners of five percent or more of the Common Stock; (ii) each director, (iii) each of the executive officers, and (iv) all executive officers as a group. Unless otherwise indicated, the address of each of the persons named below is in care of Color Spot Nurseries, Inc., 3478 Buskirk Avenue, Pleasant Hill, California 94523.

                         NAME                SHARES BENEFICIALLY OWNED(1)    PERCENTAGE OWNERSHIP(2)
                         ----                ----------------------------    -----------------------
KCSN Acquisition Company, L.P. (3)                               4,797,716            69.0%
Heller Equity Capital Corporation (4)                              669,349             9.0
Michael F. Vukelich(5)                                           1,390,100             18.4
Richard E. Parker(6)                                                37,500              *
Joseph P. O'Neill                                                        0              0
Thomas H. Dickerson                                                 13,800              *
Mary D. Tyren(7)                                                     5,000              *
Ranjit S. Bhonsle(8)                                                     0              0
John S. Eastburn Jr.(8)                                                  0              0
Samuel P. Frieder(8)                                                     0              0
James A. Kohlberg(8)                                                     0              0
Marion Antonini(8)(9)                                               25,000              *
Gary E. Mariani(11)                                                 86,737             1.2
Total Officers and Directors as a Group (15 persons)             1,575,359             18.5

- -----------------
  *      Less than 1%
 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to applicable community property laws. Shares of Common Stock subject to options or warrants currently exercisable within 60 days of the date hereof are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

 (2)     Assuming exercise of warrants and options held by the named party.

 (3) The address of KCSN is 111 Radio Circle, Mt. Kisco, NY 10549. KCSN is an affiliate of Kohlberg. The ultimate general partner of KCSN is a corporation owned 100% by James A. Kohlberg. See "Item 13. Certain Relationships and Related Transactions--Relationship With Kohlberg."

 (4) Includes 490,967 shares issuable upon conversion of the Heller Note. The address of Heller Equity Capital Corporation is 500 West Monroe Street, Chicago, IL 60661.

 (5) Includes options to purchase 602,609 shares of Common Stock, which are presently exercisable. Excludes shares held by Karla D. Vukelich.

 (6) Includes options to purchase 37,500 shares of Common Stock which are presently exercisable.

 (7) Includes options to purchase 5,000 shares of Common Stock which are presently exercisable.

 (8) Excludes 4,797,716 shares held by KCSN. Such person disclaims beneficial ownership of such shares.

 (9) Includes options to purchase 25,000 shares of Common Stock which are presently exercisable.

(11) Includes options to purchase 10,350 shares of Common Stock which are presently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH KOHLBERG

         CONTROL BY KCSN. KCSN, an affiliate of Kohlberg, owns 4,797,716 shares of Common Stock or 69.0% of the outstanding Common Stock as of March 1, 2001.

         Due to KCSN's ownership of Color Spot common stock, KCSN is able to control the Company, to elect the Company's Board of Directors and to approve any action requiring stockholder approval, including adopting amendments to the certificate of incorporation and approving or disapproving mergers or sales of all or substantially all of the Company's assets. As a result of such control, KCSN is able to effectively control all of the Company's policy decisions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Certain Business Considerations - Control by Significant Stockholders and Management." As long as the Stockholders Agreement is in effect, third parties may not be able to obtain control of the Company through purchases of Common Stock not owned by parties to the Stockholders Agreement.

OTHER TRANSACTIONS

         The Company leases a portion of its Richmond, California facility from M.F. Vukelich Co., which is wholly owned by Michael F. Vukelich. The lease expires on December 31, 2009. The aggregate annual rental payment under this lease for the Transition Period ended December 31, 2000 was $0.1 million. Under the term of the lease, rent is increased annually by 3%. The Company believes that this rent is at fair market value for the property.

          The Company also leases a building from the daughter of Michael F. Vukelich. The aggregate annual rental payment on this lease is $14,400. Management believes that this rent is at fair market value for the building.

          The Company has entered into loan agreements with certain employees (see Item 11. Executive Compensation - Employment Agreements).

         The Company purchased a portion of its Christmas tree operations from a member of management during fiscal year 1998. The Company did not make a payment to this member of management during the Transition Period ended December 31, 2000.

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

                  Consolidated Statements of Operations -
                           Six Months Ended December 31, 2000 and 1999
                           Years ended June 30, 2000, 1999, 1998

                  Consolidated Balance Sheets -
                           December 31, 2000, June 30, 2000 and 1999

                  Consolidated Statements of Cash Flows -
                           Six Months Ended December 31, 2000 and 1999
                           Years ended June 30, 2000, 1999, 1998

                  Consolidated Statements of Shareholders' Equity -
                           Six Months Ended December 31, 2000
                           Years ended June 30, 2000, 1999, 1998

                  Notes to Consolidated Financial Statements

                  Report of Independent Public Accountants

    (2) Financial Statement Schedules:

         The following financial statement schedule is included in Appendix B.

                  II - Valuation and Qualifying Accounts -
                           Six Months Ended December 31, 2000
                           Years ended June 30, 2000, 1999, 1998

         Inasmuch as Registrant is primarily a holding company and all subsidiaries are wholly owned, only consolidated statements are being filed. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Transition Report.

(c)      Exhibits:  See Exhibit Index below.

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
- ------                       -----------------------
3.1       Form of Amended and Restated Certificate of Incorporation of the
          Registrant, incorporated by reference to the Company's Quarterly
          Report on Form 10-Q for the quarterly period ended December 25, 1997
          (SEC File No. 000-23483), as previously filed with the Securities and
          Exchange Commission.
3.2       Amendment to Certificate of Incorporation, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
3.3       Amended and Restated Bylaws, incorporated by reference to the
          Company's Registration Statement on Form S-1 (SEC File No. 333-37335),
          as previously filed with the Securities and Exchange Commission.
3.4       Form of Certificate of Designation of the Series A Preferred Stock,
          incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the quarterly period ended December 25, 1997 (SEC File No.
          000-23483), as previously filed with the Securities and Exchange
          Commission.
4.1       Form of Preferred Stock Certificate, incorporated by reference to the
          Company's Registration Statement on Form S-1 (SEC File No. 333-37335)
          and amendments thereto, as previously filed with the Securities and
          Exchange Commission.
4.2       Indenture (including Form of Note), incorporated by reference to the
          Company's Quarterly Report on Form 10-Q for the quarterly period ended
          December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
4.3       Warrant Agreement (including Form of Warrant), incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
          quarterly period ended December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.1      Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of December 24, 1997, incorporated by reference to the Company's
          Current Report on Form 8-K (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission on August 14, 1998.
10.2      First Amendment and Waiver to Second Amended And Restated Credit
          Agreement dated as of December 24, 1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.3      Second Amended and Restated Credit Agreement dated as of December 24,
          1997, incorporated by reference to the Company's Quarterly Report on
          Form 10-Q for the quarterly period ended December 25, 1997 (SEC File
          No. 000-23483), as previously filed with the Securities and Exchange
          Commission.
10.4      Amended and Restated Credit Agreement dated as of February 20, 1997, incorporated by reference to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-37335), as previously filed with the
          Securities and Exchange Commission.
10.5      Re-capitalization and Stock Purchase Agreement among the Registrant,
          Heller Equity Capital Corporation ("Heller"), M.F. Vukelich Co.,
          Michael F. Vukelich, Jerry Halamuda, Gary E. Mariani, Steven J.
          Bookspan, Richard E. George and KCSN Acquisition Company, L.P. dated as of December 31, 1996, incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as
          previously filed with the Securities and Exchange Commission.
10.6      8% Subordinated Convertible Note issued to Heller, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and
          Exchange Commission.
10.7      Put/Call Option Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with

          the Securities and Exchange Commission.
10.8 Stockholders Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and Exchange Commission.
10.9 Employee Stockholders Agreement dated as of June 1, 1997, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-37335), as previously filed with the Securities and Exchange Commission.
10.10     Employment Agreement with Michael F. Vukelich dated as of December 31,
          1996, incorporated by reference to the Company's Registration
          Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.
10.11     Employment Agreement with Jerry L. Halamuda dated as of December 31,
          1996, incorporated by reference to the Company's Registration
          Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.
10.12     1996 Stock Incentive Plan incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.
10.13     1997 Stock Incentive Plan incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.
10.14     Special Stock Option Plan incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.
10.15 Form of Stock Purchase Option incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.
10.16     Fee Agreement dated as of December 31, 1996 between Registrant and
          Kohlberg Company, LLC incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.
10.17 Merger Agreement dated as of February 20, 1997 for the acquisition of Lone Star Growers Co. incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.
10.18     Real Property Lease between M.F. Vukelich Co. and the Registrant dated
          December 1, 1995, incorporated by reference to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.
10.19     Real Property Lease between Michael F. Vukelich as Guardian for Trisha
          Vukelich and the Registrant dated as of December 31, 1995, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the
          Securities and Exchange Commission.
10.20     Asset Purchase Agreement dated as of March 14, 1997 between Color Spot
          Christmas Trees, Inc. and Signature Trees, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No.
          333-37335), as previously filed with the Securities and Exchange
          Commission.
10.21     9% Subordinated Promissory Note issued to Oda Nursery, Inc.
          incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the
          Securities and Exchange Commission.
10.22 Stockholders Repurchase Agreement dated as of December 31, 1996, incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the
          Securities and Exchange Commission.
10.23 Amended and Restated Employment Agreement dated as of July 30, 1998 with Boligala Raju,


          incorporated by reference to the Company's quarterly report on Form
          10-Q for the quarter ended March 25, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.24 1998 Employees Stockholders Agreement incorporated by reference to the Company's Form 10-K for the year ended June 30, 1998 (SEC File No.
          000-23483), as previously filed with the Securities and Exchange
          Commission.
10.25     Loan and Security Agreement dated as of October 15, 1998, with Fleet
          Capital Corporation as agent, incorporated by reference to the Company's Form 10-K for the year ended June 30, 1998 (SEC File No.
          000-23483), as previously filed with the Securities and Exchange
          Commission.
10.25.1 Waiver and Amendment to Debt Agreement dated as of September 28, 2000, with Fleet Capital Corporation incorporated by reference to the Company's Form 10-K for the year ended June 30, 2001 (SEC File
          No. 000-23483), as previously filed with the Securities and Exchange
          Commission.
10.25.2 Waiver and Amendment to Debt Agreement dated as of March 31, 2000, with Fleet Capital Corporation.*
10.26     Subordination Agreement dated as of October 15, 1998, between Heller,
          Fleet Capital Corporation, as agent, and the Registrant, incorporated by reference to the Company's Form 10-K for the year ended June 30, 1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.27 Employment Agreement with Richard E. Parker dated as of June 10, 1999, incorporated by reference to the Company's Form 10-K for the year ended June 30, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.28 Employment Agreement with Joseph P. O'Neill dated as of June 10, 1999, incorporated by reference to the Company's Form 10-K for the year ended June 30, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
10.29     Amendment to Employment Agreement with Michael F. Vukelich, dated June
          10, 1999, incorporated by reference to the Company's Form 10-K for the year ended June 30, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.
11.1      Computations of Earnings Per Share - See Note 14 to the Notes to
          Consolidated Financial Statements.
12.1      Computation of Ratio of Earnings to Fixed Charges. *
21.1 Subsidiaries of the Registrant incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

- ------------------
* Filed with this Transition Report on Form 10-K.

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  April 2, 2001

                                   COLOR SPOT NURSERIES, INC.
                                   a Delaware corporation


                                   By:       /s/  RICHARD E. PARKER
                                       ----------------------------------------
                                   Name:  Richard E. Parker
                                   Title: Chief Executive Officer and Director
                                           (PRINCIPAL EXECUTIVE OFFICER)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

                 NAME                                    TITLE                                  DATE
          /s/ RICHARD E. PARKER          Chief Executive Officer and Director               April 2, 2001
        -------------------------        (PRINCIPAL EXECUTIVE OFFICER)
              Richard E. Parker

           /s/ DAVID J. BARRETT          Chief Operating Officer                            April 2, 2001
        -------------------------
           DAVID J. BARRETT

           /s/DREW A. BUECHLEY           Chief Financial Officer (PRINCIPAL                 April 2, 2001
        -------------------------        FINANCIAL OFFICER AND PRINCIPAL
           Drew A. Buechley              ACCOUNTING OFFICER)


         /s/ MICHAEL F. VUKELICH         Chairman of the Board                              April 2, 2001
        -------------------------
           Michael F. Vukelich

           /s/ MARION ANTONINI           Vice Chairman                                      April 2, 2001
        -------------------------
              Marion Antonini

          /s/ RANJIT S. BHONSLE          Director                                           April 2, 2001
        -------------------------
              Ranjit S. Bhonsle

          /s/ SAMUEL P. FRIEDER          Director                                           April 2, 2001
        -------------------------
              Samuel P. Frieder

          /s/ JAMES A. KOHLBERG          Director                                           April 2, 2001
        -------------------------
              James A. Kohlberg

           /s/ GARY E. MARIANI           Director                                           April 2, 2001
        -------------------------
              Gary E. Mariani

        /s/ JOHN S. EASTBURN, JR.        Director                                           April 2, 2001
        -------------------------
         John S. Eastburn. Jr.


                                                                     Appendix A

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Color Spot Nurseries, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Color Spot Nurseries, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of December 31, 2000 and June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the six month period ended December 31, 2000 and for the years ended June 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Color Spot Nurseries, Inc. and Subsidiaries at December 31, 2000 and June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for the six month period ended December 31, 2000 and for the years ended June 30, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

      As explained in Note 8 to the financial statements, effective July 1, 1998, the Company changed its method of accounting for organization costs in accordance with the AICPA's Statement of Position 98-5, "Reporting on Costs of Start-up Activities".

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's three-year revolving credit facility expires on October 15, 2001. The Company is highly dependent on this facility to fund its operations and has not been able to extend the facility. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                     /s/ Arthur Andersen LLP

San Francisco, California
February 27, 2001

                 COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share data)

                                                                              December 31,                   June 30,
                                                                              ------------        ------------------------------
                                                                                  2000                2000               1999
                                                                              ------------        -----------         ----------
                                 ASSETS
CURRENT ASSETS:
     Cash                                                                       $      874        $     1,762        $     1,420
     Accounts receivable, net of allowances of
     $1,935, $1,199 and $1,854, respectively                                        13,940             17,839             18,762
     Receivables from employees                                                      1,910              1,610              1,194
     Inventories, net                                                               45,980             38,989             33,075
     Prepaid expenses and other                                                        699                429                723
                                                                              ------------        -----------         ----------
         Total current assets                                                       63,403             60,629             55,174

CHRISTMAS TREE INVENTORIES                                                           8,309              7,205              4,749
PROPERTY, PLANT AND EQUIPMENT, net                                                  49,665             49,772             50,199
ASSETS HELD FOR SALE                                                                   612                612                696
INTANGIBLE ASSETS, net                                                              45,332             47,129             50,898
DEFERRED INCOME TAXES                                                               26,387             19,476             18,788
NOTES RECEIVABLE AND  OTHER ASSETS                                                     995                966              1,250
                                                                              ------------        -----------         ----------
         Total assets                                                           $  194,703        $   185,789       $    181,754
                                                                              ============        ===========         ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable                                                           $    5,737        $    11,549              5,188
     Cash overdrafts                                                                 4,822              7,968              3,514
     Accrued liabilities                                                            18,424             11,517             12,662
     Dividends payable to stockholders                                                 317                301                257
     Deferred income taxes                                                          13,392             12,415             12,541
     Current maturities of long-term debt                                           36,455                590                828
                                                                              ------------        -----------         ----------
         Total current liabilities                                                  79,147             44,340             34,990

LONG-TERM DEBT                                                                     110,768            124,690            123,413
                                                                              ------------        -----------         ----------
         Total liabilities                                                         189,915            169,030            158,403
                                                                              ------------        -----------         ----------

SERIES A PREFERRED STOCK, REDEEMABLE, $0.01 par value, 100,000 shares authorized, 58,498, 54,882 and 48,298 shares
         issued and outstanding, respectively                                       50,641             46,591             39,151
                                                                              ------------        -----------         ----------

REDEEMABLE COMMON STOCK, $0.001 par value, 1,143,339 shares
     issued and outstanding for all periods                                          3,383              3,152              2,689
                                                                              ------------        -----------         ----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $0.001 par value, 50,000,000 shares authorized,
         5,805,258, 5,805,258 and 5,811,468 shares
         issued and outstanding, respectively                                           12                 12                 12
     Additional paid-in capital                                                     51,822             51,668             51,358
     Treasury stock, 6,226,649, 6,226,649 and 6,220,439 shares, respectively       (45,651)           (45,651)           (45,633)
     Warrants, 825,000 exercisable at $0.01 per share                                8,250              8,250              8,250
     Accumulated deficit                                                           (63,669)           (47,263)           (32,476)
                                                                              ------------        -----------         ----------
         Total stockholders' deficit                                               (49,236)           (32,984)           (18,489)
                                                                              ------------        -----------         ----------
         Total liabilities and stockholders' deficit                          $    194,703        $   185,789       $    181,754
                                                                              ============        ===========         ==========

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                  (in thousands, except per share data)


                                                                                      Six Months Ended       Six Months Ended
                                                                                         December 31,           December 31,
                                                                                            2000                   1999
                                                                                      ----------------       ----------------
                                                                                                               (Unaudited)
NET SALES                                                                             $     74,482           $     75,785
COST OF SALES                                                                               52,734                 47,327
                                                                                      ----------------       ----------------
         Gross profit                                                                       21,748                 28,458

SALES, MARKETING AND DELIVERY EXPENSES                                                      20,578                 19,284
GENERAL AND ADMINISTRATIVE EXPENSES                                                          9,615                 12,182
AMORTIZATION OF INTANGIBLE ASSETS                                                              779                    861
TERMINATION OF MANAGEMENT FEE AND OTHER                                                          -                      -
                                                                                      ----------------       ----------------
         Loss from operations                                                               (9,224)                (3,869)
INTEREST EXPENSE                                                                             8,542                  7,658
OTHER (INCOME) EXPENSE, NET                                                                    265                     97
                                                                                      ----------------       ----------------
         Loss before income taxes                                                          (18,031)               (11,624)
INCOME TAX BENEFIT                                                                           5,934                  4,592
                                                                                      ----------------       ----------------
         Net loss                                                                          (12,097)                (7,032)
PREFERRED DIVIDENDS AND STOCK ACCRETION                                                      4,309                  3,866
                                                                                      ----------------       ----------------
         Net loss applicable to common stock                                          $    (16,406)          $    (10,898)
                                                                                      ================       ================
Basic and diluted loss per common share                                               $      (2.36)          $      (1.57)
                                                                                      ================       ================
Weighted average number of shares outstanding                                            6,948,597              6,951,904
                                                                                      ================       ================


                                                                                    YEARS ENDED JUNE 30,
                                                                        2000                 1999               1998
                                                                  --------------      ----------------   ----------------
NET SALES                                                         $   210,887         $    206,076       $    187,731
COST OF SALES                                                         130,891              117,793            136,214
                                                                  --------------      ----------------   ----------------
         Gross profit                                                  79,996               88,283             51,517

SALES, MARKETING AND DELIVERY EXPENSES                                 50,362               46,252             50,033
GENERAL AND ADMINISTRATIVE EXPENSES                                    20,840               25,610             13,338
AMORTIZATION OF INTANGIBLE ASSETS                                       1,719                1,727              2,308
TERMINATION OF MANAGEMENT FEE AND OTHER                                     -                    -              2,400
                                                                  --------------      ----------------   ----------------
         Income (loss) from operations                                  7,075               14,694            (16,562)

INTEREST EXPENSE                                                       15,962               16,464             13,405
OTHER (INCOME) EXPENSE, NET                                            (1,260)                 355               (285)
                                                                  --------------      ----------------   ----------------
         Loss before income taxes, cumulative effect of change
            in accounting principle and extraordinary loss             (7,627)              (2,125)           (29,682)
INCOME TAX BENEFIT                                                        791                  727             10,514
                                                                  --------------      ----------------   ----------------
         Loss before cumulative effect of change in accounting         (6,836)              (1,398)           (19,168)
            principle and extraordinary loss
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE, net of tax benefit                                          -                1,718                  -
EXTRAORDINARY LOSS, net of tax benefit                                      -                1,018              2,792
                                                                  --------------      ----------------   ----------------
         Net loss                                                      (6,836)              (4,134)           (21,960)
PREFERRED DIVIDENDS AND STOCK ACCRETION                                 7,951                7,102              3,148
                                                                  --------------      ----------------   ----------------
         Net loss applicable to common stock                      $   (14,787)        $    (11,236)      $    (25,108)
                                                                  ==============      ================   ================
Basic and diluted loss per common share:
     Loss before cumulative effect of change in accounting        $     (2.13)        $      (1.22)      $      (3.25)
         principle and extraordinary loss
     Cumulative effect of change in accounting principle          $         -         $      (0.25)      $          -
     Extraordinary loss                                           $         -         $      (0.15)      $      (0.40)
                                                                  ==============      ================   ================
         Total                                                    $     (2.13)        $      (1.62)      $      (3.65)
                                                                  ==============      ================   ================
Weighted average number of shares outstanding                       6,950,238            6,941,022          6,874,416
                                                                  ==============      ================   ================

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                 COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                   (in thousands, except common shares)


                                                                                   Additional
                                                          Common        Common       Paid-In     Treasury
                                                          Shares         Stock       Capital       Stock
                                                     ----------------------------- ------------ ------------

Balance, June 30, 1997                                      5,021,118         162       45,033      (45,228)
Issuance of common stock:
     Existing shareholders and management                     713,196           7        5,123            -
     Acquisition of businesses                                 39,204           1          625            -
Issuance of warrants                                                -           -            -            -
Purchase of redeemable common stock, net                            -           -           36         (260)
Accretion of redeemable common stock                                -           -            -            -
Accretion of Series A preferred stock                               -           -            -            -
Par value adjustment                                                -        (158)         158            -
Series A Preferred stock dividends                                  -           -            -            -
Net loss                                                            -           -            -            -
                                                     ----------------------------- ------------ ------------
Balance, June 30, 1998                                      5,773,518          12       50,975      (45,488)
Accretion of Series A preferred stock                               -           -            -            -
Accretion of redeemable common stock                                -           -            -            -
Exercise of stock options                                      37,950           -           54            -
Series A preferred stock dividends                                  -           -            -            -
Other                                                               -           -          329         (145)
Net loss                                                            -           -            -            -
                                                     ----------------------------- ------------ ------------
Balance, June 30, 1999                                      5,811,468        $ 12     $ 51,358     $(45,633)
Accretion of Series A preferred stock                               -           -            -            -
Accretion of redeemable common stock                                -           -            -            -
Series A preferred stock dividends                                  -           -            -            -
Other                                                          (6,210)          -          310          (18)
Net loss                                                            -           -            -            -
                                                     ----------------------------- ------------ ------------
Balance, June 30, 2000                                      5,805,258        $ 12     $ 51,668     $(45,651)

Accretion of Series A preferred stock                               -           -            -            -
Accretion of redeemable common stock                                -           -            -            -
Series A preferred stock dividends                                  -           -            -            -
Other                                                               -           -          154            -
Net loss                                                            -           -            -            -
                                                     ----------------------------- ------------ ------------
Balance, December 31, 2000                                  5,805,258        $ 12     $ 51,822     $(45,651)
                                                     ============================= ============ ============


                                                                    Retained          Total
                                                                    Earnings      Stockholders'
                                                                  (Accumulated       Equity        Comprehensive
                                                    Warrants        Deficit)        (Deficit)      Income/(Loss)
                                                   -----------  ----------------- --------------  ----------------
Balance, June 30, 1997                                      -              4,108          4,075           $ 2,840
                                                                                                  ================
Issuance of common stock:
     Existing shareholders and management                   -                  -          5,130                 -
     Acquisition of businesses                              -                  -            626                 -
Issuance of warrants                                    8,250                  -          8,250                 -
Purchase of redeemable common stock, net                    -                  -           (224)                -
Accretion of redeemable common stock                        -               (240)          (240)                -
Accretion of Series A preferred stock                       -               (410)          (410)                -
Par value adjustment                                        -                  -              -                 -
Series A Preferred stock dividends                          -             (2,738)        (2,738)                -
Net loss                                                    -            (21,960)       (21,960)          (21,960)
                                                   -----------  ----------------- --------------  ----------------
Balance, June 30, 1998                                  8,250            (21,240)        (7,491)        $ (21,960)
                                                                                                  ================
Accretion of Series A preferred stock                       -               (833)          (833)                -
Accretion of redeemable common stock                        -               (443)          (443)                -
Exercise of stock options                                   -                  -             54                 -
Series A preferred stock dividends                          -             (5,826)        (5,826)                -
Other                                                       -                  -            184                 -
Net loss                                                    -             (4,134)        (4,134)           (4,134)
                                                   -----------  ----------------- --------------  ----------------
Balance, June 30, 1999                                $ 8,250          $ (32,476)     $ (18,489)         $ (4,134)
                                                                                                  ================
Accretion of Series A preferred stock                       -               (855)          (855)                -
Accretion of redeemable common stock                        -               (463)          (463)                -
Series A preferred stock dividends                          -             (6,633)        (6,633)                -
Other                                                       -                  -            292                 -
Net loss                                                    -             (6,836)        (6,836)           (6,836)
                                                   -----------  ----------------- --------------  ----------------
Balance, June 30, 2000                                $ 8,250          $ (47,263)     $ (32,984)         $ (6,836)
                                                                                                  ================
Accretion of Series A preferred stock                       -               (433)          (433)                -
Accretion of redeemable common stock                        -               (231)          (231)                -
Series A preferred stock dividends                          -             (3,645)        (3,645)                -
Other                                                       -                  -            154                 -
Net loss                                                    -            (12,097)       (12,097)          (12,097)
                                                   -----------  ----------------- --------------  ----------------
Balance, December 31, 2000                            $ 8,250          $ (63,669)     $ (49,236)        $ (12,097)
                                                   ===========  ================= ==============  ================

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                     COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOW

                                  (in thousands)

                                                                                    Six Months Ended       Six Months Ended
                                                                                      December 31,           December 31,
                                                                                          2000                   1999
                                                                                  ---------------------   --------------------
                                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $            (12,097)   $            (7,032)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                               3,811                  3,900
     (Gain) loss on sale of assets                                                                 107                      -
     Interest paid in kind                                                                         382                    336
     Deferred income taxes                                                                      (5,934)                (4,592)
     Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable, net                                         3,899                    969
         Decrease (increase) in receivables from employees                                        (300)                   325
         Decrease (increase) in inventories, net                                                (6,991)               (13,743)
         Decrease (increase) in prepaid expenses and other current assets                         (270)                  (587)
         Increase in Christmas tree inventory                                                   (1,104)                  (714)
         Decrease (increase)  in notes receivable and other                                        (29)                   120
         Increase (decrease) in accounts payable                                                (5,812)                 3,696
         Increase in accrued liabilities                                                         8,067                  7,911
                                                                                  ---------------------   --------------------
            Net cash provided by (used in) operating activities                                (16,271)                (9,411)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets                                                                    (3,032)                  (661)
                                                                                  ---------------------   --------------------
            Net cash used in investing activities                                               (3,032)                  (661)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (payments) on cash overdraft                                                    (3,146)                   642
   Purchase of treasury stock                                                                        -                    (18)
   Net borrowings under revolving line of credit                                                21,907                  9,078
   Repayments of long-term debt                                                                   (346)                  (452)
                                                                                  ---------------------   --------------------
            Net cash provided by (used in) financing activities                                 18,415                  9,250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (888)                  (822)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 1,762                  1,420
                                                                                  =====================   ====================

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $                874    $               598
                                                                                  =====================   ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                     $              8,380    $             7,438
                                                                                  =====================   ====================
     Income taxes                                                                 $                  -    $                26
                                                                                  =====================   ====================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Series A Preferred Stock dividends/Stock accretion                             $              4,309    $             3,866
                                                                                  =====================   ====================

                                                                                      For the Year Ended June 30,
                                                                          ---------------------------------------------------
                                                                               2000              1999             1998
                                                                          ---------------   ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $       (6,836)   $       (4,134)  $       (21,960)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                 7,823             7,205             5,977
     (Gain) loss on sale of assets                                                (1,455)                -                 -
     Interest paid in kind                                                           700               660               602
     Deferred income taxes                                                          (814)           (2,141)          (10,080)
     Write-off of deferred financing costs                                             -             2,612                 -
     Cumulative effect of change in accounting principle                               -             1,547             2,792
     Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable, net                             923             9,521            (1,043)
         Decrease (increase) in receivables from employees                          (416)           (1,071)                4
         Decrease (increase) in inventories, net                                  (5,914)            9,231            (2,717)
         Decrease (increase) in prepaid expenses and other current assets            294             1,080              (819)
         Increase in Christmas tree inventory                                     (2,456)           (1,142)           (3,066)
         Decrease (increase)  in notes receivable and other                          284               196               120
         Increase (decrease) in accounts payable                                   6,361           (11,117)            3,482
         Increase in accrued liabilities                                           9,477             2,769               843
                                                                          ---------------   ---------------  ----------------
            Net cash provided by (used in) operating activities                    7,971            15,216           (25,865)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid in business acquisitions, net of cash acquired                            -                 -           (40,539)
   Purchases of fixed assets                                                      (6,089)           (2,176)          (13,508)
   Proceeds from sale of fixed assets                                              1,940                 -                 -
                                                                          ---------------   ---------------  ----------------
            Net cash used in investing activities                                 (4,149)           (2,176)          (54,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (payments) on cash overdraft                                      (3,826)              824              (787)
   Issuance of common stock                                                            -                 -             5,130
   Purchase of treasury stock                                                        (18)              (85)             (260)
   Financing and organizational costs                                                 25            (2,087)             (616)
   Issuance of preferred stock and warrants                                            -                 -            40,000
   Proceeds from borrowings                                                            -                 -           136,803
   Debt and stock issuance costs                                                       -                 -            (8,051)
   Net borrowings under revolving line of credit                                   1,214            19,783            42,280
   Repayments on revolving line of credit                                              -           (31,338)          (30,347)
   Repayments of long-term debt                                                     (875)             (961)         (104,758)
                                                                          ---------------   ---------------  ----------------
            Net cash provided by (used in) financing activities                   (3,480)          (13,864)           79,394
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 342              (824)             (518)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,420             2,244             2,762
                                                                          ===============   ===============  ================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $        1,762    $        1,420   $         2,244
                                                                          ===============   ===============  ================
SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                             $       15,923    $       14,679   $        11,725
                                                                          ===============   ===============  ================
     Income taxes                                                         $           89    $           34   $             -
                                                                          ===============   ===============  ================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Stock issued for acquisitions                                          $            -    $            -   $           626
                                                                          ===============   ===============  ================
   Issuance of notes payable in connection with acquisition               $            -    $            -   $         1,000
                                                                          ===============   ===============  ================
   Series A Preferred Stock dividends/Stock accretion                     $        7,951    $        7,102   $         2,738
                                                                          ===============   ===============  ================

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       BASIS OF PRESENTATION, OPERATIONS AND LIQUIDITY

BASIS OF PRESENTATION AND RECAPITALIZATION

         The consolidated balance sheets as of December 31, 2000, June 30, 2000 and 1999, and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the six months ended December 31, 2000 and 1999 and for the years ended June 30, 2000, 1999, and 1998, include the accounts of Color Spot Nurseries, Inc., a Delaware corporation, and its wholly owned subsidiaries ("the Company"). The consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles in the United States. The Company has changed its fiscal year end from June 30 to December 31 effective December 31, 2000. Thus, the transition period from July 1, 2000 through December 31, 2000 is presented in the accompanying financial statements and footnotes. As a result of the significant seasonality in the Company's business, the six-month and twelve-month results are not comparable. On December 31, 1996, KCSN Acquisition Corporation, L.P. (Kohlberg), a partnership controlled by Kohlberg & Company, LLC and unrelated to Color Spot, acquired control of Color Spot through a series of stock transactions accounted for as a recapitalization. In connection with the recapitalization, the Company borrowed $37.3 million, purchased 6,164,034 shares of the Company's common stock at $7.17 per share, including all shares owned by Heller, which controlled Color Spot at the time, and certain shares owned by management, sold 3,566,173 shares of stock to KCSN Acquisition Corporation, L.P. and certain members of management for $7.17 per share ($22.3 million) and repaid $14.1 million of the Company's prior indebtedness.

OPERATIONS AND LIQUIDITY

         Color Spot Nurseries is one of the largest wholesale nurseries in the United States, based on revenue and greenhouse square footage. The Company provides a wide assortment of high quality plants, including packaged bedding plants, flowering potted plants, groundcover, ornamental plants and shrubs, and fresh-cut Christmas trees. As of December 31, 2000, the Company operates 13 production facilities located in 4 states. The Company also owns or leases growing fields for Christmas trees in Oregon, Michigan, North Carolina, and Tennessee. The Company sells primarily to leading home centers and mass merchants, and to independent garden centers and commercial landscapers, located predominantly in California, Texas and other western states. The Company conducts its operations through one reportable segment.

         The operating results for fiscal 1998 were adversely impacted by the severe weather associated with El Nino, and inventory overproduction that resulted in significant write-off of unsaleable excess product. Therefore, the Company reported a net loss from operations of $16.6 million and used $25.9 million of cash in operating activities. Consequently, the Company was not in compliance with certain financial covenants on its revolving credit facility at March 26, 1998 and June 30, 1998, but a waiver was obtained from the banks for the violations.

         In fiscal 1999, in order to improve its operating results the Company hired several new executives with significant operating experience to bolster its current management team. The new management team redesigned the organizational structure and implemented measures designed to improve production, distribution and selling efficiencies and reduce product returns and shrink. One of the tactical initiatives implemented by management was to adjust the production planning process to better match supply and demand and limit excess inventory while maintaining high quality customer service. This production change resulted in lower write-off of unsaleable excess inventory. In connection with the new management team's review of operations, the Company recorded a pre-tax charge of $3.7 million related to closure or modification to certain facilities, employee severance and relocation and other consulting costs. This charge has been recorded in general and administrative expense. The Company reported income from operations of $14.7 million and generated cash from operations of $15.2 million.

         In fiscal 2000, sales increased to $210.9 million and the Company generated income from operations of $7.9 million. However, income from operations decreased by $6.8 million compared to fiscal 1999. Performance during the year was impacted by a combination of under-performing facilities, inefficiencies driven by changes in the level and mix of the production plan and cost structure expansions related to further decentralization. The inefficiencies were evident in materials and labor impacting gross margins and the impact of further decentralization resulted in duplicative costs in selling, general and administrative functions. The decentralization of certain functions led to inexperienced decision making and untimely adjustments to the production plan that ultimately resulted in overproduction. As a result, excess product was sold at discounted sales prices or written off during the fourth quarter of fiscal 2000 that resulted in decreased margins and a decrease in working capital of $3.9 million from the prior year. Gross profit declined to approximately 38% of net sales for the year ended June 30, 2000, down from approximately 43% of net sales during the prior year.

         In the six-month period ended December 31, 2000, sales were $74.5 million and the Company had a loss from operations of $9.2 million. In the period ended December 31, 1999, sales were $75.8 million and the loss from operations was $3.9 million. The decline in sales and increased loss from operations were a result of a combination of factors, including poor weather conditions, the cost of closing certain facilities, higher fuel costs, and losses resulting from the use of a contaminated growth retardant chemical.

         On October 15, 1998, the Company entered into a new three-year credit agreement ("Credit Agreement") providing up to $70.0 million of credit, of which $13.6 million, as amended, is available without limitation on a seasonal basis with the remainder subject to certain borrowing base limitations based upon a percentage of eligible inventory and eligible accounts receivable. In connection with closing this Credit Agreement, the Company's existing bank credit facilities were repaid in full and terminated. As of June 30, 2000, the Company was not in compliance with a certain financial covenant of the Credit Agreement; however, the Company received a waiver curing the noncompliance and an amendment for this Credit Agreement, waiving the covenant violation and amending the agreement to reset the financial covenants.

         At December 31, 2000, the Company was not in compliance with the new financial covenants under the Credit Agreement. However, on March 9, 2001, the Company received a waiver of such noncompliance. On March 31, 2001, an amendment was received which reset the financial covenants for the quarterly test period ended March 31, 2001, added an additional covenant on April 28, 2001 and extended the availability under the seasonal line through April 30, 2001. As of December 31, 2000, the Company had $147.2 million of debt. The Company is highly leveraged.

         The Company's Credit Agreement expires on October 15, 2001. Management is currently working with its lenders to renegotiate and extend the Credit Agreement. If management is unable to renegotiate and extend the facility with the existing lenders, it will seek alternative sources of financing. The Company is highly dependent on its Credit Agreement to fund operations; therefore, if the Company is unable to renegotiate or extend its Credit Agreement or find alternative financing, it may be unable to continue as a going concern.

         Although the accompanying financial statements were prepared contemplating the realization of all recorded assets, including intangible assets and net deferred tax assets of $45.3 million and $13.0 million, respectively, and the satisfaction of liabilities in the normal course of business, the Company must generate sufficient cash flow to meet its obligations as they come due, comply with the terms of its credit facilities, including meeting its financial covenants and successfully refinancing its Credit Agreement, and ultimately attain profitability and achieve other business objectives or there will be a material adverse impact on its business, financial position and results of operations. No assurance can be provided that the Company will be able to attain profitability or achieve its business objectives or that assets will be realizable at their carrying values.

         The Company may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing indebtedness and capital stock. The Company has significant debt service obligations. The
 Company's debt service obligations have important consequences to holders of the Senior Subordinated Notes, Series A Preferred Stock, common stock and warrants (see Notes 10, 12, and 13), including the following: (i) a substantial portion of its cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations, acquisitions, future business opportunities and other purposes and increasing its vulnerability to adverse general economic and industry conditions; (ii) its leveraged position may increase its vulnerability to competitive pressures; (iii) the amended financial covenants and other restrictions contained in the current Credit Agreement (see Note 10), the indenture and the certificate of designation for the Series A Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

         The Company's ability to make scheduled principal and interest payments or to refinance its indebtedness to pay dividends and make redemption payments on the Series A Preferred Stock and to pay dividends on the Common Stock depends on future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond its control. There can be no assurance that the Company will continue to generate sufficient cash flow from operations in the future to service its debt, pay dividends, make redemption payments and fund necessary capital expenditures. If unable to do so, the Company may be required to refinance all or a portion of its existing debt including the Notes, sell assets or obtain additional financing. There can be no assurance that any such refinancing or that any such sale of assets or additional financing would be possible on terms reasonably favorable to the Company, or at all. In addition, unforeseen problems, delays, expenses and difficulties as well as changes in economic and regulatory or competitive conditions may lead to cost increases that would make the Company's current cash flow and borrowings under the current Credit Agreement insufficient to meet its capital needs.

         The current Credit Agreement restricts, among other things, the Company's ability to incur additional indebtedness, incur liens, pay or declare dividends, enter into any transaction not in the usual course of business, guarantee or otherwise become in any way liable with respect to the obligations of another party or entity, merge or consolidate with another person, or sell or transfer any collateral (except for the sale of inventory in the ordinary course of business). A breach of any of these covenants could result in a default under the current Credit Agreement. Upon the occurrence of an Event of Default (as defined in the Credit Agreement), the lenders could elect to declare all amounts outstanding under the current Credit Agreement, together with accrued interest, to be immediately due and payable. If the Company were unable to pay those amounts the lenders could proceed against the collateral granted to them to secure that indebtedness. If the current Credit Agreement indebtedness were to be accelerated, there can be no assurance that the Company's assets would be sufficient to repay the indebtedness in full or other indebtedness. Substantially all of the Company's assets are pledged as security under the current Credit Agreement. The restrictions described above, in combination with the Company's leveraged nature, may limit the Company's ability to obtain financing in the future or may otherwise restrict corporate activities.

OFFERINGS

         In December 1997, the Company sold $100 million of 10 1/2% Senior Subordinated Notes and 40,000 units, each unit consisting of one share of 13% Series A Cumulative Preferred Stock and warrants representing the right to purchase 20.625 shares of its common stock for $0.01 each. The Company raised $133.5 million net of fees and expenses, from these offerings which it used to repay existing indebtedness. Further information on the Notes and Series A Preferred Stock and Warrants is discussed at Notes 10 and 13, respectively.

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

CASH AND CASH EQUIVALENTS

         Cash includes cash and cash equivalents that consist of highly liquid investments having original maturities of three months or less when acquired.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Tree inventories are stated at average cost and are classified as long-term assets until they are harvested. Inventory costs include material, labor and production costs directly associated with the growing process. Direct costs associated with inventory shrinkage are charged to cost of sales as a period expense. Reserves are recorded for excess inventory.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment purchased in acquisitions are recorded at fair value as prescribed by the purchase method of accounting. Subsequent purchases of property, plant and equipment are recorded at cost, less accumulated depreciation. For assets held which are financed under capital leases, the present value of the future minimum lease payments is recorded at the date of acquisition as equipment, with a corresponding amount recorded as a capital lease obligation.

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

SOFTWARE

         The Company adopted SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," for the year ended June 30, 2000. SOP 98-1 requires certain costs for computer software developed or obtained for internal use to be capitalized. Capitalized software is carried at cost less accumulated amortization and is amortized over 3 to 5 years on a straight-line basis.

INTANGIBLE ASSETS AND ASSET IMPAIRMENT

         Amortization of intangible assets is computed on a straight-line basis over the shorter of estimated useful lives or contract periods. The following useful lives are used for recognizing amortization expense:

         INTANGIBLE CATEGORY                                           ESTIMATED USEFUL LIFE
         -------------------                                           ---------------------
         Goodwill                                                               40 years
         Noncompete agreements                                                   5 years
         Financing costs                                                         3 years

         Goodwill represents the excess of cost over the estimated fair value of the net assets of acquired businesses. Periodically, the Company will evaluate the remaining useful life and balance of goodwill and make appropriate adjustments. The Company's principal considerations in determining impairment include the strategic benefit of its particular business related to the questioned component of goodwill as measured by undiscounted current and expected future operating income levels of that particular business and expected undiscounted future cash flows.

         If the carrying amount of an asset exceeds the expected future undiscounted cash flows, the Company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value.

         Long-lived assets, certain identifiable intangible assets and goodwill will be reviewed for impairment when expected future undiscounted cash flows are less than the carrying value of the asset. No charges were recorded pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", in the six-month period ended December 31, 2000, or the years ended June 30, 2000, 1999 or 1998.

REDEEMABLE SERIES A PREFERRED STOCK AND WARRANTS

         The Company is required to redeem all outstanding shares of Series A Preferred Stock at a price equal to the liquidation preference (see Note 13), plus accrued and unpaid dividends, if any, at December 15, 2008. The Series A Preferred Stock may be redeemable in whole or in part, at the Company's option, on or after December 15, 2002 at specified redemption prices. The difference between the carrying amount and redemption amount is accreted over eleven years (the period from the date of issuance to the date of mandatory redemption). As a result of the mandatory redemption feature, redeemable Preferred Stock is classified outside of stockholders' equity. Warrants are recorded at their estimated fair value on the date of issuance.

REDEEMABLE COMMON STOCK

         The Company is required to repurchase shares of Common Stock from certain management stockholders in the event of their termination due to their death or permanent disability. Such repurchases are at fair market value as determined by the Board of Directors. The Board of Directors will retain an independent appraisal firm to assist them in determining the fair market value of the Common Stock on a periodic basis. The difference between the carrying amount of the redeemable Common Stock and its fair value is accreted over the life expectancy of the management stockholders by charging retained earnings. As a result of the redemption feature, redeemable Common Stock is classified outside of stockholders' equity (irrespective of voting rights of the stock).

FINANCIAL INSTRUMENTS

         The carrying amounts for cash, receivables and accounts payable approximate fair value due to the short-term nature of these instruments. Other fair value disclosures are in the respective notes.

         In order to decrease its exposure to unfavorable interest rate movements, the Company may, from time to time, purchase interest rate protection agreements to cap the interest rates on its floating rate obligations. If interest rates exceed the interest rate on the interest rate protection agreement, the Company's counterparty will pay it the differential between the interest due on a floating basis and the interest due on the fixed basis. Payments made by counterparties are recorded as a reduction of interest expense in the period earned (see Note 10). The Company does not have outstanding interest rate protection agreements as of December 31, 2000.

REVENUE RECOGNITION

         Revenue is recognized upon delivery of goods to the customer. Sales returns and allowances are estimated and recorded as a charge against revenue in the period in which the related sales are recognized. Provisions for returns and allowances are estimated based on historical trends and information from customers. Actual returns and allowances do not materially differ from estimates.

SHIPPING AND HANDLING FEES AND COSTS

         In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," amounts billed to a customer in a sales transaction related to shipping and handling are classified as revenue. Costs incurred by the Company for shipping and handling are classified in sales, marketing and delivery expenses. Shipping and handling costs were $11.9 million, $27.5 million, $26.2 million and $29.6 million for the six months ended December 31, 2000 and for the years ended June 30, 2000, 1999 and 1998, respectively.

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

EARNINGS PER SHARE

         Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the impact of common stock options, warrants outstanding and other convertible securities, if dilutive. Earnings per share and all share data for all periods presented reflect the 0.69-for-one reverse stock split, which occurred in December 1997.

PREFERRED DIVIDENDS AND STOCK ACCRETION

         Preferred stock dividends/accretion and redeemable common stock accretion include dividends on the Company's Series A Preferred Stock, and accretion to liquidation value of the Series A Preferred Stock and Redeemable Common Stock.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation plans in accordance with APB Opinion No. 25 under which compensation cost is recorded as the difference between the fair value and the exercise price at the date of grant and is recorded on a straight-line basis over the vesting period of the underlying options. The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation".

RECENT ACCOUNTING PRONOUNCEMENTS

         In 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In 1999, the FASB issued Statement of Financial Accounting Standards No. 137, deferring the effective date of SFAS No. 133. SFAS 133 establishes a new accounting model for derivative instruments and hedging activities. The Company will adopt SFAS 133 in fiscal year 2001. The Company believes adoption of SFAS 133 will not significantly affect its financial position, results of operations or financial statement presentation.

RECLASSIFICATIONS

         Certain prior year balances have been reclassified in order to conform to the current year's presentation.

3.  CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. The Company sells primarily on 10-day and 30-day terms, performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable because the majority of its customers are large, established retail customers with operations throughout the United States. Most of the Company's sales are in California and Texas. The Company maintains an allowance for potential credit losses. For the six months ended December 31, 2000 and for the years ended June 30, 2000, 1999, and 1998, sales to the eight largest customers constituted 77%, 75%, 70%, and 71% of net sales, respectively. Sales to the Company's largest customer constituted 41%, 41%, 37%, and 35% of net sales in these respective periods. Accounts receivable balances generally reflect the net sales percentages for the Company's largest customers. Because of the credit worthiness of its largest customers, the Company believes its credit risk is mitigated. The loss of, or reduction in orders from, any major retail customer could have a material adverse effect on the Company.

4.  INVENTORIES

         Inventories at December 31, 2000 and June 30, 2000 and 1999, consisted of the following (in thousands):

                                                             DECEMBER 31,              JUNE 30,
                                                             ------------              --------
                                                                 2000            2000           1999
                                                                 ----            ----           ----
      Current:
         Outdoor flowers and potted plants                          $44,852        $39,792        $33,159
         Raw materials and supplies                                   4,587          4,208          2,471
         Inventory reserve                                          (3,459)        (5,011)        (2,555)
                                                                    -------        -------        -------
              Total current inventories                              45,980         38,989         33,075
      Noncurrent:
         Christmas tree inventories                                   8,309          7,205          4,749
                                                                    -------        -------        -------
              Total inventories, net                                $54,289        $46,194        $37,824
                                                                    =======        =======        =======

5.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 2000 and June 30, 2000 and 1999, consisted of the following (in thousands):

                                                             DECEMBER 31,              JUNE 30,
                                                             ------------              --------
                                                                 2000            2000           1999
                                                                 ----            ----           ----
      Land and land improvements                                    $10,353        $ 9,857        $10,028
      Greenhouses and buildings                                      23,389         23,393         23,318
      Furniture and fixtures                                          5,894          5,195          4,228
      Machinery and equipment                                        21,061         19,510         17,962
      Leasehold improvements                                          7,824          7,624          6,572
      Assets under capital leases                                       482            482          1,012
      Construction in progress                                        2,774          2,700              -
                                                                   --------       --------       --------
                                                                     71,777         68,761         63,120
      Less:  Accumulated depreciation                               (22,112)       (18,989)       (12,921)
                                                                   --------       --------       --------
              Total property, plant and equipment, net             $ 49,665       $ 49,772       $ 50,199
                                                                   ========       ========       ========

         Depreciation expense for the six months ended December 31, 2000 and the years ended June 30, 2000, 1999 and 1998 was $3.0 million, $6.1 million, $5.5 million and $3.7 million, respectively. At December 31, 2000, and June 30, 2000 and 1999, greenhouses with an original cost of $6.1 million, $7.9 million and $7.9 million, respectively, are in service on property leased by the Company under operating lease agreements. Construction in progress is primarily composed of upgrades or additions to the Company's greenhouses and watering systems and the implementation of an integrated financial system.

6.       ASSETS HELD FOR SALE

         Assets held for sale as of December 31, 2000 consists of land at one facility that the Company disposed of in January 2001 for $0.5 million. Therefore, a loss on the sale of the property of $0.1 million was recorded in the first quarter of fiscal 2001. The land at this location was identified during management's review of its operations as excess capacity.

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

8.  INTANGIBLE ASSETS

         Intangible assets as of December 31, 2000, and June 30, 2000 and 1999, consisted of the following (in thousands):

                                                             DECEMBER 31,              JUNE 30,
                                                             ------------              --------
                                                                 2000            2000           1999
                                                                 ----            ----           ----
      Goodwill                                                      $47,517        $47,517        $47,517
      Financing costs                                                 6,278          6,278          6,302
      Noncompete agreements                                           1,694          1,694          1,694
      Other                                                             916            916            916
                                                                   --------        -------        -------
                                                                     56,405         56,405         56,429
      Less:  Accumulated amortization                              (11,073)        (9,276)        (5,531)
                                                                   --------        -------        -------
              Total intangible assets, net                         $ 45,332        $47,129        $50,898
                                                                   ========        =======        =======

         In April 1998, the AICPA issued Statement of Position 98-5 "Reporting on Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires non-governmental entities to expense start-up costs, including organization costs, as incurred. The Company adopted SOP 98-5 on July 1, 1998 and recognized a $2.6 million non-cash, pre-tax charge ($1.7 million after tax benefit), that was accounted for as a change in accounting principle. Amortization expense for the six months ended December 31, 2000 and for the years ended June 30, 2000, 1999 and 1998 was $0.8 million, $1.7 million, $1.7 million and 2.3 million, respectively.

9.   ACCRUED LIABILITIES

         Accrued liabilities as of December 31, 2000 and June 30, 2000 and 1999, consisted of the following (in thousands):

                                                              DECEMBER 31,              JUNE 30,
                                                              ------------              --------
                                                                  2000             2000           1999
                                                                  ----             ----           ----
Compensation and benefits                                             $2,824          $3,963        $8,813
Accrued rebates                                                        1,454           2,170           928
Accrued raw material purchases                                         3,896           1,851           352
Accrued Christmas tree grower payments                                 5,412               6             -
Accrued utilities                                                        838             181             -
Accrued interest                                                         805             643           585
Other                                                                  3,195           2,703         1,984
                                                                     -------         -------       -------
     Total accrued liabilities                                       $18,424         $11,517       $12,662
                                                                     =======         =======       =======

10.  DEBT

         In December 1997, simultaneous with the Series A Preferred Stock and Warrants offering, (see Note 13), the Company sold $100 million of 10 1/2% Senior Subordinated Notes. The Company raised, net of fees and expenses, $133.5 million from the notes and Series A Preferred Stock and Warrants offerings. The Company used the proceeds from these offerings to extinguish existing debt. As a result of the early extinguishment of debt, the Company recognized an extraordinary loss on the write-off of deferred financing costs of $2.8 million, net of tax, (see Note 18).

         Simultaneous with the completion of the offerings, the Company entered into a new loan agreement with a syndicate of banks. The new agreement provided the Company with a two-year acquisition term loan facility of $75.0 million, a five-year revolving facility of $40.0 million and a five-year supplemental line of $35.0 million. The loan agreement required the Company to comply with certain financial and non-financial covenants. At June 30, 1998, the Company had outstanding borrowings of $24.0 million on the revolving credit facility and no borrowings on the acquisition term loan or the supplemental line. At June 30, 1998, the Company was in default of certain financial covenants relating to these loans. On August 7, 1998, the credit agreement was amended and the lender waived any default or event of default caused by the Company's failure to meet certain covenants at June 30, 1998. The Company was also out of compliance with certain financial covenants at March 26, 1998 and received a waiver of such default for the March 1998 test period. The August amendment also halted borrowings under both the acquisition term loan and the supplemental line.

         On October 15, 1998, the Company entered into its Credit Agreement with Fleet Capital Corporation, and terminated the acquisition term loan, five-year revolving facility and five-year supplemental line. This Credit Agreement provides a $70.0 million credit facility, $55.0 million of which is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable, and $13.6 million, as amended, of which is available, without limitation, from October 1 through March 31 of each year, as amended. This Credit Agreement restricts, among other things, the Company's ability to incur additional indebtedness, incur liens, pay or declare dividends, or enter into certain transactions. In addition, the Credit Agreement requires the Company to meet certain financial covenants. The Company recorded a $1.0 million non-cash extraordinary charge, net of tax benefit, related to the write-off of unamortized financing costs associated with the terminated credit facility in connection with the refinancing in October 1998.

         As of June 30, 2000, the Company was not in compliance with a certain financial covenant under the Credit Agreement, however, on August 10, 2000, a waiver curing the noncompliance was obtained. On September 28, 2000, a waiver and amendment under the Credit Agreement was obtained waiving the covenant violation, resetting the financial covenants for each four quarter period beginning with the four quarters ending September 30, 2000 and reestablishing the original seasonal line period.

         At December 31, 2000, the Company was not in compliance with the new financial covenants under the Credit Agreement. However, on March 9, 2001, the Company received a waiver of such noncompliance. On March 31, 2001, an amendment was received which reset the financial covenants for the quarterly test period ended March 31, 2001, added an additional covenant on April 28, 2001 and extended the availability under the seasonal line through April 30, 2001. As of December 31, 2000, the Company had $147.2 million of debt. The Company is highly leveraged.

         The Company's Credit Agreement expires on October 15, 2001. Management is currently working with its lenders to renegotiate and extend the Credit Agreement. If management is unable to renegotiate and extend the facility with the existing lenders, it will seek alternative sources of financing. The Company is highly dependent on its Credit Agreement to fund operations; therefore, if the Company is unable to renegotiate or extend its Credit Agreement or find alternative financing, it may be unable to continue as a going concern.

         Debt as of December 31, 2000 and June 30, 2000 and 1999, consisted of the following (in thousands):

                                                                                      December 31,    June 30,     June 30,
                                                                                          2000          2000         1999
                                                                                     --------------- ------------ ------------
Senior Subordinated Notes redeemable, in whole or in part, at the Company's option, at any time on or after December 15, 2002 at specified redemption prices.
Interest accrues at 10 1/2% per annum and is payable semiannually on each June 15 and
December 15. Unpaid principal and interest is due on December 15, 2007.                    $100,000     $100,000     $100,000

Three-year revolving Credit Agreement, as waived and amended (expiring on October
15, 2001), up to $70,000, $55,000 based on a percentage of eligible inventory and eligible accounts receivable and $13,600 available, without limitation, from
October 1 through March 31 of each fiscal year.  Advances under the line accrue interest at the Company's option, at a variable rate equal to Prime plus 1.0% or
LIBOR plus 3.0%.  In addition, to the extent that its borrowings exceed certain borrowing base limitations during the period from October 1 through March 31, the interest rates increase by an additional 0.5%.  The line is secured by
substantially all of the Company's assets.                                                   35,604       13,697       12,483

Convertible note payable to a former majority owner in conjunction with the recapitalization at December 31, 1996.  The holder of the note may convert all or any portion of the principal and accrued interest into non-voting common stock, provided that if converted in connection with a public offering, the shares will be converted to voting common stock.  The conversion price is $20.09 per share and is subject to adjustments.  If not converted, the note requires full payment of principle and all accrued and unpaid interest on December 31, 2004.  The note bears interest at 8%.  At December 31, 2000 and June 30, 2000, 1999 and 1998, the
unpaid accrued interest amount of $382, $700, $651 and $602 respectively, was
capitalized into the original principal balance of $7,100.                                    9,719        9,337        8,637

Acquisition Subordinated Promissory Note with a principal amount of $1,000.
Interest at the rate of 9% per annum accrues daily and is payable monthly in arrears. The note is due on August 31, 2004.  The note is subject to mandatory redemption prior to August 31, 2004 on the nine-month anniversary of the date on which the Company completes an initial registered public offering of any class of
common stock.                                                                                 1,000        1,000        1,000

Amounts due pursuant to non-compete agreements resulting from various acquisitions.  The individual agreements require monthly payments ranging from
$0.1 to $10.0 with all unpaid principal due on dates ranging from January 1, 2000
through April 4, 2002.                                                                          220          380          721

Other debt consists of equipment notes, bank loans and real estate notes.  These debts have varying payment terms (monthly or at maturity).  Monthly principal payments range from $0.5 to $8.  One note is due in full in December 2001 in the amount of $500.  Interest rates on these debts range from 7.9% to 10.75%, with
maturity dates ranging from December 1998 through August 2002.                                  595          744        1,053

Various capital lease obligations were incurred in conjunction with the rental of equipment. The leases require monthly principal payments ranging from $0.2 to
$13.  Interest rates on the leases range from 6% to 17.9%.  Maturity dates range
from December 1998 through September 2003.                                                       85          122          347
                                                                                     --------------- ------------ ------------

Total Debt                                                                                  147,223      125,280      124,241
Less:  Current maturities                                                                   (36,455)        (590)        (828)
                                                                                     --------------  -----------  -----------
Long-term portion                                                                          $110,768     $124,690     $123,413
                                                                                      =============  ===========  ===========

         Maturities of debt and capital lease obligations are as follows (in thousands):

                                                                              CAPITAL
                                                              DEBT             LEASES             TOTAL
                                                              ----             ------             -----
     2001                                                  $36,376                $79           $36,455
     2002                                                       43                  6                49
     2003                                                        -                  -                 -
     2004                                                        -                  -                 -
     2005                                                        -                  -                 -
     Thereafter                                            110,719                  -           110,719
                                                          --------              -----          --------
                                                          $147,138              $ 85           $147,223
                                                          ========              =====          ========


         The book value of long-term debt and current maturities, excluding Senior Subordinated Notes, approximates fair value because all significant amounts outstanding at December 31, 2000, were recently issued and are representative of the terms and interest rates that would be available at December 31, 2000. The fair value of the Senior Subordinated Notes, based on current market prices is $30.0 million. Since the Senior Subordinated Notes are not actively traded, the fair value could change materially upon the sale or purchase of a significant portion of the Notes.

11.  INCOME TAXES

         The benefit for income taxes from continuing operations consists of the following (in thousands):

                                        SIX MONTHS ENDED         YEAR ENDED         YEAR ENDED          YEAR ENDED
                                       DECEMBER 31, 2000        JUNE 30, 2000      JUNE 30, 1999      JUNE 30, 1998
                                       -----------------        -------------      -------------      -------------
Current:
     Federal                                     $  --            $    --               $ --               $  --
     State and local                                --                 --                 --                  --

Deferred:
     Federal                                     6,434              2,458                652               9,935
     State and local                              (500)            (1,667)                75                 579
                                              --------            -------               ----             -------
                                                $5,934            $   791               $727             $10,514
                                              ========            =======               ====             =======

         The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                           SIX MONTHS ENDED         YEAR ENDED         YEAR ENDED         YEAR ENDED
                                           DECEMBER 31, 2000       JUNE 30, 2000      JUNE 30, 1999      JUNE 30, 1998
                                           -----------------       -------------      -------------      -------------
Federal statutory income tax rate                      34.0%              34.0%              34.0%              34.0%
State income tax rate, net of federal
     Benefit                                            3.9%               4.0%               4.2%               3.6%
Permanent items:
Limitation on state net operating
     Losses                                             -                  -                 (0.6)%             (1.7)%
Other                                                  (0.4)%             (2.6)%             (3.4)%             (0.5)%
Valuation allowance                                    (4.6)%            (25.0)%               --                 --
                                                     ------            -------              -----              -----
                                                       32.9%              10.4%              34.2%              35.4%
                                                     ======            =======              =====              =====

         In accordance with current tax regulations, the Company files tax returns on a cash basis in most jurisdictions. As a result, the Company has accumulated significant net operating losses since inception. In the state of California, utilization of net operating losses is limited to fifty percent of the loss generated; hence the effective tax rate associated with the losses attributable to California are benefited at a rate less than the statutory rate.

          Deferred tax assets and liabilities are composed of the following at December 31, 2000, June 30, 2000 and 1999 (in thousands):

                                                       December 31, 2000        June 30, 2000         June 30, 1999
                                                       -----------------        -------------         -------------
    Current deferred tax assets:
      Accounts payable                                         $ 2,393                $ 4,535               $ 2,120
      Accrued liabilities                                        8,253                  5,805                 6,161
      State depreciation                                           108                     --                    --
                                                               -------               --------              --------
         Total current deferred tax assets                      10,754                 10,340                 8,281
    Noncurrent deferred tax assets:
      Organization costs                                           998                    998                   998
      Net operating loss carryforward                           35,258                 27,587                23,503
      Other                                                        142                  1,290                    --
                                                               -------               --------              --------
      Total noncurrent deferred tax assets                      36,398                 29,875                24,501
      Valuation allowance                                       (2,456)                (1,956)                   --
                                                               -------               --------              --------
         Total deferred tax assets                             $44,696                $38,259               $32,782
                                                               =======               ========              ========

    Current deferred tax liabilities:
      Receivables                                              $ 5,749                $ 7,136               $ 7,337
      Inventory                                                 18,232                 15,555                13,310
      Prepaids                                                     165                     63                   175
                                                               -------               --------              --------
         Total current deferred tax liability                   24,146                 22,754                20,822
    Non-current deferred tax liabilities:
      Depreciation and amortization                              4,382                  5,558                 3,877
      Tree Inventory                                             2,466                  2,466                 1,836
      Other                                                        707                    419                    --
                                                               -------               --------              --------
         Total noncurrent deferred tax liability                 7,555                  8,443                 5,713
                                                               -------               --------              --------
               Total deferred tax liabilities                  $31,701                $31,197               $26,535
                                                              ========               ========              ========

         At December 31, 2000 the Company has available federal and state net operating loss carryforwards of approximately $95.0 million and $39.1 million, respectively. The federal net operating losses expire beginning on June 30, 2011 and the state net operating loss carryforwards expire beginning on June 30, 2001 and are substantially expired by June 30, 2003. These net operating losses may be limited in use in any given year, subject to IRS
Section 382, because there was an ownership change during the fiscal year. In addition, significant taxable income must be generated in order to realize these recorded benefits. Although the Company has not provided a valuation allowance on the federal operating loss carryforward, primarily due to the extended carryforward period, the realizability of the related assets is periodically evaluated. If a significant valuation allowance is recorded in a future period, the tax provision will be adversely impacted (see Note 1). The Company provided a valuation allowance of $0.5 million and $2.0 million during the six-month period ended December 31, 2000 and the year ended June 30, 2000, respectively, representing the full deferred tax asset for state net operating loss carryforwards as a result of the uncertainty of their realization.

12.  STOCKHOLDERS' EQUITY

COMMON STOCK AND REDEEMABLE COMMON STOCK

         The Company has 50,000,000 authorized shares of $0.001 par value common stock of which 6,948,597 shares were outstanding as of December 31, 2000. Holders of common stock are entitled to one vote per share on all actions submitted to a vote of stockholders.

         The Company is required to repurchase shares of Common Stock from certain management stockholders in the event of their termination due to their death or permanent disability. Such repurchases are at fair market value as determined by the Board of Directors. The Board of Directors will retain an independent appraisal firm to assist them in determining the fair market value of the Common Stock on a periodic basis. The difference between the carrying amount of the redeemable Common Stock and its fair value is accreted over the life expectancy of the management stockholders (on average 21 years) by charging retained earnings. The fair value of the redeemable Common Stock, as estimated by management, at December 31, 2000 is approximately $3.4 million. In the event of an initial public offering of the Common Stock, the requirement to repurchase shares automatically terminates. As a result of the redemption feature, redeemable Common Stock is classified outside of stockholders' equity.

         KCSN Acquisition Corporation , L.P., Heller and all of the management stockholders (the "Stockholders") are parties to the Stockholders Agreement which includes certain transfer restrictions, voting agreements and registration rights which survive until December 31, 2006. The Stockholders have agreed to (i) consent to any merger, consolidation or sales of all or substantially all of the Company's assets involving an independent third party and approved by a majority of the shares of Common Stock held by KCSN and (ii) vote their shares of Common Stock to elect two members of management, five KCSN designees and two independent designees reasonably acceptable to KCSN as directors. Consequently, the Stockholders (assuming the conversion of the Heller Note) will continue to have significant influence over the Company's policies and affairs and may be in a position to determine the outcome of corporate actions requiring stockholder approval, including adopting amendments to the Certificate of Incorporation, electing directors and approving or disapproving mergers or sales of all or substantially all of its assets.

PREFERRED STOCK

         The Company has 4,900,000 shares authorized of $0.01 par value undesignated preferred stock. The board of directors has authority, without any further vote or action by stockholders, to provide for the issuance of preferred stock shares in series, to establish the relative, participating, optional or other special rights, qualifications or restrictions of the shares of each such series and to determine the voting powers, if any, of such shares. No shares are outstanding at December 31, 2000, June 30, 2000 and June 30, 1999.

13.  SERIES A PREFERRED STOCK AND WARRANTS

         In December 1997, simultaneous with the issue of the Senior Subordinated Notes, (see Note 10), the Company sold 40,000 shares of 13% Series A Cumulative Preferred Stock and 825,000 warrants, each warrant representing the right to purchase one share of its common stock for $0.01 each. The 13% Series A Cumulative Preferred Stock and the warrants were sold for an aggregate cost of $40.0 million. Dividends on the 13% Series A Cumulative Preferred Stock accrue at a rate of 13% of the liquidation preference of $1,000 per share and are payable quarterly on March 15, June 15, September 15 and December 15 commencing on March 15, 1998. At the Company's option through December 15, 2002, dividends may be paid by the issuance of additional shares of 13% Series A Cumulative Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. During the six-month period ended December 31, 2000 and the years ended June 30, 2000 and 1999, the Company issued 3,616, 6,584 and 5,794, respectively, additional shares of 13% Series A Cumulative Preferred Stock and $9,212, $7,195 and $6,438, respectively, in cash as dividends on its 13% Series A Cumulative Preferred Stock. Through 2002, 13% dividends are expected to continue to be paid in additional shares of Series A Preferred Stock. In addition, the Company's credit facilities and corollary agreements associated with the 1997 Offerings restrict the payment of cash dividends on the 13% Series A Cumulative Preferred Stock (other than for payment of dividends associated with fractional shares). On December 15, 2008, the Company is required to redeem all outstanding shares of 13% Series A Cumulative Preferred Stock at a price equal to the liquidation preference, plus accrued and unpaid dividends to date, if any. The 13% Series A Cumulative Preferred Stock is redeemable, in whole or in part, at the Company's option, at any time on or after December 15, 2002 at specified redemption prices. The liquidation preference as of December 31, 2000 is $58.5 million. The 13% Series A Cumulative Preferred Stock ranks senior to all other outstanding classes or series of capital stock with respect to dividends and liquidation rights.

         The warrants are exercisable on December 15, 2008. In the absence of an exercise, the warrants will be automatically deemed to have been exercised immediately on December 15, 2008 with payment of the Exercise Price on a cash-less basis.

14.  EARNINGS PER SHARE

     Earnings per share is as follows:

                                                              FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                                    --------------------------------------------------------
                                                                        WEIGHTED AVERAGE       PER SHARE
                                                         INCOME              SHARES              AMOUNT
                                                    ----------------- ---------------------- ---------------
                                                     (in thousands)
Basic and diluted earnings per share:
Net loss                                                   $(12,097)
Preferred dividends and stock accretion                      (4,309)
          Net loss applicable to common stock              $(16,406)        6,948,597               $(2.36)

                                                                FOR THE YEAR ENDED JUNE 30, 2000
                                                    ----------------------------------------------------------
                                                                        WEIGHTED AVERAGE         PER SHARE
                                                         INCOME              SHARES                AMOUNT
                                                    ----------------- ---------------------- -----------------
                                                     (in thousands)
Basic and diluted earnings per share:
Net loss                                                    $(6,836)
Preferred dividends and stock accretion                      (7,951)
          Net loss applicable to common stock              $(14,787)        6,950,238                 $(2.13)

                                                                 FOR THE YEAR ENDED JUNE 30, 1999
                                                    --------------------------------------------------------
                                                                        WEIGHTED AVERAGE       PER SHARE
                                                         INCOME              SHARES              AMOUNT
                                                    ----------------- ---------------------- ---------------
                                                     (in thousands)
Basic and diluted earnings per share:
Loss before cumulative effect of change in
   accounting principle and extraordinary loss             $(1,398)
Preferred dividends and stock accretion                     (7,102)
     Loss before cumulative effect of change
        in accounting principle and
        extraordinary loss                                 $(8,500)                               $ (1.22)
    Cumulative effect of change in
        accounting principle                                (1,718)                                 (0.25)
     Extraordinary loss                                     (1,018)                                 (0.15)
                                                     -----------------                        ---------------
          Net loss applicable to common stock             $(11,236)        6,941,022              $ (1.62)

                                                                FOR THE YEAR ENDED JUNE 30, 1998
                                                    --------------------------------------------------------
                                                                        WEIGHTED AVERAGE       PER SHARE
                                                         INCOME              SHARES              AMOUNT
                                                    ----------------- ---------------------- ---------------
                                                     (in thousands)
Basic and diluted earnings per share:
Loss before extraordinary loss                            $ (19,168)
Preferred dividends and stock accretion                      (3,148)
                                                    -----------------
     Loss before extraordinary loss                       $ (22,316)                               $ (3.25)
     Extraordinary loss                                      (2,792)                                 (0.40)
                                                    -----------------                        ---------------
          Net loss applicable to common stock             $ (25,108)        6,874,416              $ (3.65)


         Options to purchase 1,510,212, 1,595,472, 2,111,954 and 1,829,853 common shares were excluded from the computation of diluted earnings per share for the six-month period ended December 31, 2000 and the years ended June 30, 2000, 1999 and 1998, respectively, as the shares were antidilutive given the Company's reported net loss. The note payable (see Note 10) convertible to 483,763, 464,766, 429,928 and 397,511 shares of common stock were excluded from computation of diluted earnings per share for the six-month period ended December 31, 2000 and the years ended June 30, 2000, 1999 and 1998, respectively, as the conversion price was greater than the fair market value of the common shares in the respective periods. Redeemable common stock is considered equivalent to common stock for purposes of calculating earnings per share.

15.  STOCK OPTIONS

         In July 1996, the Company adopted the 1996 Stock Incentive Plan under which eligible employees, directors and consultants received options to purchase shares of its common stock at a price generally not less than the fair value of the common stock on the date of the grant. Under the 1996 Plan, 1,171,419 options were granted at $1.45 per share (fair value of the stock on the date of grant was $1.45 as determined by the Board of Directors, such grants occurring coincident with independent third party transactions). All options under the 1996 Stock Incentive Plan fully vested as a result of the recapitalization on December 31, 1996, and 569,417 options were simultaneously exercised. A total of 395,609 options remain outstanding under the 1996 Stock Incentive Plan.

         On January 1, 1997, the Company adopted the 1997 Stock Option Plan, under which eligible executives and key employees received options to purchase shares of common stock at a price generally not less than the fair value of the common stock on the date of grant. On January 1, 1997, 841,803 options were granted at $7.17 or $7.19 per share (the fair value of the stock on the date of grant as determined by the Board of Directors, such grants occurring coincident with independent third party transactions). Options granted under the 1997 Stock Option Plan are exercisable over a maximum term of ten years from the date of grant and vest in equal annual installments over a four-year period. The options immediately vest upon a change in control of Color Spot or an initial public offering. No options have been exercised under the 1997 Stock Option Plan. In January 1998, the Company granted an additional 252,300 options at $10 per share. During fiscal 2000 and fiscal 1999, the Company granted an additional 50,000 and 540,000 options, respectively, at $3.00 or $4.00 per share. During the six month period ended December 31, 2000, the Company granted 95,000 options at $3.00 per share. Pursuant to the Company's 1998 Employee Stockholders' Agreement, the options granted after January 1, 1997 do not vest immediately upon a change in control of Color Spot or an initial public offering of common stock.

         In February 1997, the Company adopted the Special Stock Option Plan, under which eligible employees received options to purchase shares of common stock at a price below the fair market value of the common stock on the date of grant. Under the Special Stock Option Plan, 139,383 options were granted at $1.43 per share. Options granted under the Special Stock Option Plan are exercisable over a maximum term of ten years from the date of grant and vest in equal annual installments over a four-year period. The options immediately vest upon a change in control of Color Spot or an initial public offering. The Company accounts for these plans in accordance with APB Opinion No. 25 under which compensation cost is recorded as the difference between the fair value and the exercise price at the date of grant and is recorded on a straight-line basis over the vesting period of the underlying options. The Company will recognize total compensation expense of $0.8 million over the vesting period of the options.

         Activity under the three plans is summarized as follows:

                                                                                   Weighted Average
                                                                    Options         Exercise Price
                                                                   ----------      ----------------

Outstanding at July 1, 1996                                                 --
Granted                                                               2,153,295         $  3.70
Exercised                                                              (569,417)           1.45
                                                                      ---------            ----
Outstanding at June 30, 1997                                          1,583,878            4.49

Options exercisable at June 30, 1997                                    602,002            1.45

Granted                                                                 252,300           10.00
Exercised                                                                   -                 -
Forfeited                                                              (16,336)            7.19
                                                                      ---------            ----
Outstanding at June 30, 1998                                          1,819,842            5.26

Options exercisable at June 30, 1998                                    843,389            2.85

Granted                                                                 540,000            3.42
Exercised                                                              (37,950)            1.43
Forfeited                                                             (209,938)            7.76
                                                                      ---------            ----
Outstanding at June 30, 1999                                          2,111,954            4.59

Options exercisable at June 30, 1999                                  1,035,268            3.71
Granted                                                                  50,000            3.00
Exercised                                                                   -                 -
Forfeited                                                             (566,482)            3.77
                                                                      ---------            ----
Outstanding at June 30, 2000                                          1,595,472          $ 4.59

Options exercisable at June 30, 2000                                  1,027,072          $ 4.28
Granted                                                                  95,000            3.00
Exercised                                                                   -                 -
Forfeited                                                             (180,260)            3.49
                                                                      ---------            ----
Outstanding at December 31, 2000                                      1,510,212          $ 4.62
                                                                      =========           =====
Options exercisable at December 31, 2000                                968,662          $ 4.32


         There were no forfeitures or expirations during the year ended June 30, 1997.

                  The following summarizes information about stock options outstanding at December 31, 2000:

                                                            Weighted Average       Weighted Average
                              Options Outstanding at           Remaining             Fair Value of
      Exercise Price             December 31, 2000          Contractual Life        Options Granted
      --------------             -----------------          ----------------        ---------------
        $         10.00                166,600                  7.0 Years                 $ 2.62
           7.17 or 7.19                421,593                  6.0 Years                   1.87
           3.00 or 4.00                465,000                  8.6 Years                   0.43
                   1.45                395,609                  5.6 Years                   0.38
                   1.43                 61,410                  6.2 Years                   6.12
        ------------------                                                                ------
        $          4.62                                                                   $ 1.29
        ==================                                                                ======


         Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net income would have been reduced to the pro forma amounts indicated below (in thousands):

                                               December 31, 2000     June 30, 2000    June 30, 1999    June 30, 1998
                                               -----------------     -------------    -------------    -------------
Net loss:
  As reported                                          $(12,097)          $(6,836)         $(4,134)     $ (21,960)
  Pro forma                                             (12,271)           (7,431)          (5,022)       (23,319)

Basic and diluted loss per common share:
  As reported                                             (1.74)            (0.98)           (0.60)         (3.19)
  Pro forma                                               (1.77)            (1.07)           (0.72)         (3.39)


         The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model assuming an expected life of six years, a risk-free interest rate of 5.07%, no expected dividends and zero volatility.

16.  RELATED-PARTY TRANSACTIONS

         The Company's revolving lines of credit, term loans and acquisition line of credit through fiscal 1998 were provided by Credit Agricole Indosuez, an affiliated and limited partner in KCSN Acquisition Corporation, L.P. Credit Agricole Indosuez was paid $1.3 million in loan fees in fiscal 1998. The Company incurred interest of $1.1 million in connection with the amounts outstanding with Credit Agricole Indosuez during fiscal 1998. The facility was terminated on October 15, 1998.

         The Company leases certain property and equipment that is owned directly or indirectly by certain members of management. Payments pursuant to these operating leases for the six-month period ended December 31, 2000 was $0.2 and was $0.3 million for the years ended June 30, 2000, 1999, and 1998.

         Prior to December 1997, the Company paid Kohlberg a quarterly fee pursuant to a Fee Agreement for certain management services. Under the Fee Agreement, Kohlberg was paid $1,520,000 for services rendered in connection with the December 31, 1996 recapitalization (the "Transaction Fee") and was paid an annual management fee equal to the greater of $0.3 million or 3% of earnings before interest, taxes, depreciation and amortization, subject to a maximum annual payment of $0.8 million. The total fees expensed for the period from December 31, 1996 to June 30, 1997 was $0.4 million. In December 1997, Kohlberg was paid $2.0 million and the annual management fee was terminated.

         As part of the recapitalization transaction (see Note 1), the Company (1) acquired 603,750 shares of common stock from M.F. Vukelich Co., an entity controlled by the Chairman of the Board, for a purchase price of $4.3 million and (2) purchased 20,211and 36,194 shares during the years ended June 30, 1999 and 1998, respectively from employees during the year at $7.17 per share.

         The Company purchased a portion of its Christmas tree operations from a current member of management during fiscal year 1998. The Company made payments to this member of management of $0.3 million, $0.4 million and $0.5 million in the fiscal years ended June 30, 2000, 1999 and 1998, respectively. The Company did not make a payment during the six-month period ended December 31, 2000. The Company also recorded Christmas tree sales of $0.2 million, $0.4 million, $0.6 million and $0.6 million during the six months ended December, 31, 2000 and the years ended June 30, 2000, 1999 and 1998, respectively, to this member of management.

17.  EMPLOYEE BENEFIT PLAN

         The Company adopted a 401(k) plan for employees in September 1995. All employees who meet certain service requirements are eligible to participate. Matching contributions are at the Company's discretion. The Company made no contributions to the 401(k) plan during the six months ended December 31, 2000 and the years ended June 30, 2000, 1999, and 1998.

18.  EXTRAORDINARY LOSS

         In connection with the refinancing in October 1998, the Company recorded a $1.0 million non-cash extraordinary charge, net of tax benefit, related to the write-off of unamortized financing costs associated with the terminated credit facility.

         In connection with the Offerings of fiscal 1998, the Company incurred a $4.3 million non-cash pre-tax charge related to the write-off of deferred financing fees. This charge is reported, net of income tax benefit of $1.5 million, in extraordinary loss on the consolidated statements of operations for the year ended June 30, 1998.

19.  COMMITMENTS AND CONTINGENT LIABILITIES

OPERATING LEASES

         The Company leases certain nursery facilities consisting of land and improvements under noncancellable operating leases expiring at various dates through 2019. The Company also leases transportation equipment under operating leases expiring in various years through 2007. Some of the leases have five-year renewal options and some are subject to rental increases based on a change in the Consumer Price Index.

         Total rent expense for the six-month period ended December 31, 2000 and the years ended June 30, 2000, 1999 and 1998 was approximately $2.8 million, $5.7 million, $5.2 million, and $4.8 million respectively.

         At December 31, 2000, future minimum rental payments on non-cancellable operating leases are as follows (in thousands):

2001                                                               $5,286
2002                                                                4,810
2003                                                                4,116
2004                                                                4,013
2005                                                                3,941
Thereafter                                                         10,026
                                                                  ------
Total minimum lease payments                                      $32,192
                                                                  =======

         The Company has contracts to purchase Christmas trees from third-party growers. Certain of these contracts require the Company to maintain the trees until they are harvested. At December 31, 2000, future minimum purchase commitments under the contracts are as follows (in thousands):

2001                                                               $4,891
2002                                                                1,481
2003                                                                1,299
2004                                                                1,269
2005                                                                  977
Thereafter                                                            162
                                                                  -------
Total minimum purchase commitments                                $10,079
                                                                  =======

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

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain of its executive officers, with remaining service periods ranging from one to two years. The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases or justified cause, as defined. The aggregate estimated commitment under these agreements was $1.4 million at December 31, 2000. The agreements also provide for certain officers to receive guaranteed bonuses based on years of service ranging from two to four years and the forgiveness of certain loans over a five-year period, based on years of service. The aggregate estimated commitment for bonuses and loan forgiveness under these agreements was approximately $1.2 million at December 31, 2000. No amounts have been recorded in the financial statements related to these contingent obligations as of December 31, 2000.

20.  QUARTERLY FINANCIAL DATA--(UNAUDITED)

         Summarized quarterly financial information for the six-month period ended December 31, 2000 and the years ended June 30, 2000, 1999 and 1998 are as follows (in thousands, unaudited):

                                                           Sept. 30,    Dec. 31,
Quarter Ended                                                2000         2000
                                                             ----         ----
Net sales                                                    $27,682      $46,800
Gross profit                                                   7,923       13,825
Operating loss                                                (5,005)      (4,219)
Net loss                                                      (6,459)      (5,638)
                                                          -------------------------
Basic and diluted earnings per share:
     Net loss                                                  (1.24)       (1.13)


                                                           Sept. 30,    Dec. 30,     March 30,    June 30,
Quarter Ended                                                1999         1999         2000         2000
                                                             ----         ----         ----         ----
Net sales                                                    $26,723      $49,062      $47,451      $87,651
Gross profit                                                  10,397       18,061       23,165       28,373
Operating income (loss)                                       (3,610)        (259)       6,121        4,823
Net income (loss)                                             (4,442)      (2,590)       1,203         (944)
                                                          ------------ ------------ ------------ ------------
Basic and diluted earnings per share:
     Net loss                                                  (0.91)       (0.65)       (0.12)       (0.43)


                                                           Sept. 24,    Dec. 24,     March 25,    June 30,
Quarter Ended                                                1998         1998         1999         1999
                                                             ----         ----         ----         ----
Net sales                                                    $27,706      $47,921      $42,433      $88,016
Gross profit                                                   8,320       15,796       22,139       42,028
Operating income (loss)                                       (9,133)      (1,406)       7,522       17,711
Cumulative effect of change in accounting principle,
       Net of income taxes (Note 8)                           (1,687)        -             -            (31)
Extraordinary loss, net of income taxes (Note 18)               -            (999)         -            (19)
Net income (loss)                                            (10,421)      (4,098)       1,975        8,410
Basic and diluted earnings per share:
     Net income (loss) before extraordinary loss               (1.48)       (0.68)        0.04         0.89
     Cumulative effect of change in accounting
        principle                                              (0.24)        -             -          (0.01)
     Extraordinary loss (Note 18)                               -           (0.15)         -            -
                                                          ------------ ------------ ------------ ------------
     Net income (loss)                                         (1.72)       (0.83)        0.04         0.88


                                                           Sept. 25,    Dec. 25,     March 26,    June 30,
Quarter Ended                                                1997         1997         1998         1998
                                                             ----         ----         ----         ----
Net sales                                                   $ 25,482     $ 38,708     $ 38,549     $ 84,992
Gross profit                                                   7,464       13,206       11,758       19,089
Operating loss                                                (4,218)      (3,512)      (1,993)      (6,839)
Extraordinary loss, net of income taxes                            -
                                                                           (2,162)         -           (630)
Net loss                                                      (3,691)      (5,201)      (5,069)      (7,999)
Basic and diluted earnings per share:
     Net loss before extraordinary loss                        (0.55)       (0.44)       (0.95)       (1.30)
     Extraordinary loss (Note 18)                               -           (0.31)        -           (0.09)
                                                          ------------ ------------ ------------ ------------
     Net loss                                                  (0.55)       (0.75)       (0.95)       (1.39)


                                                                     Appendix B


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II





To Color Spot Nurseries, Inc. and Subsidiaries:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Color Spot Nurseries, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated February 27, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II, "Valuation and Qualifying Accounts," is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                         /s/  ARTHUR ANDERSEN LLP



San Francisco, California
  February 27, 2001

                                                     Schedule II
                                          Valuation and Qualifying Accounts

                                                                     Additions
                                                    Balance at       Charged to
                                                   Beginning of      Costs and         Deduction         Balance at End
                                                      Period          Expenses       from Reserves         of Period
                                                      ------          --------       -------------         ---------
                                                                            (in thousands)
Valuation and qualifying accounts
deducted from the assets to which they apply:

For the six months ended December 31, 2000
Allowance for uncollectible accounts                      $1,199           $908             $172            $1,935

For the year ended June 30, 2000
Allowance for uncollectible accounts                      $1,854           $715           $1,370            $1,199

For the year ended June 30, 1999
Allowance for uncollectible accounts                      $3,084         $1,337           $2,567            $1,854

For the year ended June 30, 1998
Allowance for uncollectible accounts                      $1,661         $2,647           $1,224            $3,084
