Form 10-Q
period 2001-03-31
COLOR SPOT NURSERIES INC
filed 2001-05-15
CIK 1015399

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-23483

COLOR SPOT NURSERIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	68-0363266 (I.R.S. Employer Identification No.)
3478 Buskirk Avenue, Suite 260, Pleasant Hill, CA (Address of Principal Executive Offices)	94523 (Zip Code)

Registrant's Telephone Number, Including Area Code (925) 934-4443

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    As of May 1, 2001, the Registrant had 6,948,597 shares of its common stock outstanding.

COLOR SPOT NURSERIES, INC.

FORWARD-LOOKING STATEMENTS

    Certain statements under the captions "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk," and elsewhere throughout this Quarterly Report on Form 10-Q ("Quarterly Report") of Color Spot Nurseries, Inc. which are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements deal with the current intentions, beliefs and expectations of management with respect to the Company's business and are typically identified by phrases such as "the Company plans" or "Management believes" and other phrases of similar meaning. These statements involve known and unknown risks and other factors which may cause actual results, levels of activity, performance or achievements to differ, perhaps materially, from anticipated results. These risks and uncertainties include, among others:

  •
  The Company's substantial leverage and debt service;

  •
  restrictions imposed by debt covenants and the effect of a default on the Company's operations;

  •
  the uncertainty of additional financing to fund future operating and capital needs;

  •
  weather and general agricultural risks;

  •
  seasonality and the variability of quarterly results;

  •
  dependence on major customers such as Home Depot;

  •
  regulatory constraints and changes in laws or regulations concerning the gardening industry;

  •
  labor laws and changes in the minimum wage;

  •
  the short operating history under current management;

  •
  sensitivity to price increases of certain raw materials, fuel and utilities;

  •
  the Company's dependence on leased facilities;

  •
  lack of a market for the Company's securities; and

  •
  other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in press releases.

    For a discussion of these factors and others, please see "Management's Discussion and Analysis of Financial Condition and Results of Operation—Certain Business Considerations" of the Company's Transition Report on Form 10-K for the period ended December 31, 2000 (as filed with the Securities and Exchange Commission on April 2, 2001). Readers are cautioned not to place undue reliance on forward-looking statements made in, or incorporated by reference into, this Quarterly Report or other filings with the Securities and Exchange Commission, any document or statement referring to this Quarterly Report or press releases.

COLOR SPOT NURSERIES, INC.

Item 1.

COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,186	$874
Accounts receivable, net of allowances of $1,680 and $1,935, respectively	26,941	15,850
Inventories, net	59,543	45,980
Prepaid expenses and other	823	699

Total current assets	88,493	63,403
CHRISTMAS TREE INVENTORIES	8,603	8,309
PROPERTY, PLANT AND EQUIPMENT, net	49,301	49,665
ASSETS HELD FOR SALE	—	612
INTANGIBLE ASSETS, net	44,440	45,332
DEFERRED INCOME TAXES	26,575	26,387
NOTES RECEIVABLE AND OTHER ASSETS	790	995

Total assets	$218,202	$194,703

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$10,601	$5,737
Accrued liabilities	26,277	23,246
Dividends payable to stockholders	327	317
Deferred income taxes	13,392	13,392
Current maturities of long-term debt	52,604	36,455

Total current liabilities	103,201	79,147
LONG-TERM DEBT	110,950	110,768

Total liabilities	214,151	189,915

SERIES A PREFERRED STOCK, REDEEMABLE, $0.01 par value, 100,000 shares authorized, 60,397 and 58,498 shares issued and outstanding, respectively	52,763	50,641
REDEEMABLE COMMON STOCK, $0.001 par value, 1,143,339 shares issued and outstanding	3,430	3,383
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,805,258 shares issued and outstanding	12	12
Additional paid-in capital	51,822	51,822
Treasury stock, 6,226,649 shares	(45,651)	(45,651)
Warrants, 825,000 exercisable at $0.01 per share	8,250	8,250
Accumulated deficit	(66,575)	(63,669)

Total stockholders' deficit	(52,142)	(49,236)

Total liabilities and stockholders' deficit	$218,202	$194,703

The accompanying notes are an integral part of these consolidated financial statements.

COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31, 2001	March 30, 2000
	(Unaudited)	(Unaudited)
NET SALES	$42,089	$47,451
COST OF SALES	22,442	24,286

Gross profit	19,647	23,165
SALES, MARKETING AND DELIVERY EXPENSES	10,263	11,007
GENERAL AND ADMINISTRATIVE EXPENSES	5,146	5,608
AMORTIZATION OF INTANGIBLE ASSETS	509	429

Income from operations	3,729	6,121
INTEREST EXPENSE	4,460	4,133
OTHER EXPENSE, NET	184	—

Income (loss) before income taxes	(915)	1,988
INCOME TAX BENEFIT (PROVISION)	190	(785)

Net Income (Loss)	(725)	1,203
SERIES A PREFERRED STOCK DIVIDENDS/STOCK ACCRETION	2,181	2,016

Net loss applicable to common stock	$(2,906)	$(813)

Basic and diluted loss per common share	$(0.42)	$(0.12)

Shares used in per share calculation	6,948,597	6,948,597

The accompanying notes are an integral part of these consolidated financial statements.

COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except common shares)

	Common Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Warrants	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
Balance, December 31, 2000	5,805,258	12	51,822	(45,651)	8,250	(63,669)	(49,236)
Accretion of Series A preferred stock	—	—	—	—	—	(223)	(223)
Accretion of redeemable common stock	—	—	—	—	—	(47)	(47)
Series A preferred stock dividends	—	—	—	—	—	(1,911)	(1,911)
Net loss	—	—	—	—	—	(725)	(725)

Balance, March 31, 2001 (unaudited)	5,805,258	$12	$51,822	$(45,651)	$8,250	$(66,575)	$(52,142)

The accompanying notes are an integral part of these consolidated financial statements.

COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Three Months Ended
	March 31, 2001	March 30 2000
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(725)	$1,203
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,089	1,965
Loss on sale of fixed assets	180	0
Interest paid in kind	182	166
Deferred income taxes	(190)	786
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,091)	(6,595)
Increase in inventories	(13,563)	(15,966)
Decrease (increase) in prepaid expenses and other current assets	(124)	316
Increase in Christmas tree inventory	(294)	(499)
Decrease in notes receivable and other assets	205	77
Increase in accounts payable	4,864	2,316
Increase in accrued liabilities	1,700	2,084

Net cash used in operating activities	(16,767)	(14,147)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,342)	(1,632)
Proceeds from sale of fixed assets	432	0

Net cash used in investing activities	(910)	(1,632)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in cash float	1,840	(8)
Net borrowings under revolving line of credit	16,258	15,921
Repayments of long-term debt	(109)	(238)

Net cash provided by financing activities	17,989	15,675
NET INCREASE (DECREASE) IN CASH	312	(104)
CASH AT BEGINNING OF PERIOD	874	598

CASH AT END OF PERIOD	$1,186	$494

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,099	$1,359

Income taxes	$—	$63

The accompanying notes are an integral part of these consolidated financial statements.

COLOR SPOT NURSERIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

Note 1—Basis of Presentation, Operations and Liquidity

    The consolidated financial statements of Color Spot Nurseries, Inc. ("the Company") as of March 31, 2001, and for the three months ended March 31, 2001 and March 30, 2000 are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The Company's operations are highly seasonal and the results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

    The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements. Accordingly, these financial statements should be read in conjunction with the Company's annual financial statements for the transition period ended December 31, 2000, contained in its Transition Report on Form 10-K filed with the Securities and Exchange Commission.

    The Company is one of the largest wholesale nurseries in the United States, based on revenue and greenhouse square footage. The Company provides a wide assortment of high quality plants, including packaged bedding plants, flowering potted plants, groundcover, ornamental plants and shrubs, and fresh-cut Christmas trees. As of March 31, 2001, the Company operates 13 production facilities located in 4 states. The Company also owns or leases growing fields for Christmas trees in Oregon, Michigan, North Carolina, and Tennessee. The Company sells primarily to leading home centers and mass merchants, and to independent garden centers and commercial landscapers, located predominantly in California, Texas and other western states. The Company conducts its operations through one reportable segment.

    On October 15, 1998, the Company entered into a three-year credit agreement with Fleet Capital Corporation ("Credit Agreement") providing up to $70.0 million of credit, of which $13.6 million, as amended, is available without limitation on a seasonal basis with the remainder subject to certain borrowing base limitations based upon a percentage of eligible inventory and eligible accounts receivable. As of June 30, 2000, the Company was not in compliance with a certain financial covenant of the Credit Agreement; however, the Company received a waiver of the noncompliance and an amendment waiving the covenant violation and amending the agreement to reset the financial covenants.

    At December 31, 2000, the Company was not in compliance with the new financial covenants under the Credit Agreement. However, on March 9, 2001, the Company received a waiver of such noncompliance. On March 31, 2001, an amendment was received which reset the financial covenants for the quarterly test period ended March 31, 2001, added an additional test period on April 28, 2001 and extended the availability under the seasonal credit line through April 30, 2001. The Company was in compliance with its financial covenants on March 31, 2001.

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

    Although the accompanying financial statements were prepared contemplating the realization of all recorded assets and the satisfaction of liabilities in the normal course of business, the Company must generate sufficient cash flow to meet its obligations as they come due, comply with the terms of its credit facilities, including meeting its financial covenants and successfully refinancing its Credit Agreement, and ultimately attain profitability, or there will be a material adverse impact on the Company's business, financial position and results of operations. No assurance can be provided that the Company will be able to attain profitability or that assets will be realizable at their carrying values.

    As of March 31, 2001, the Company had $163.6 million of debt and an accumulated deficit of $66.6 million. The Company is highly leveraged and has significant debt service obligations. The Company's debt service obligations have important consequences to holders of the Senior Subordinated Notes, Series A Preferred Stock, common stock and warrants, including the following: (i) a substantial portion of its cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations, acquisitions, future business opportunities and other purposes and increasing its vulnerability to adverse general economic and industry conditions; (ii) its leveraged position may increase its vulnerability to competitive pressures; (iii) the amended financial covenants and other restrictions contained in the current Credit Agreement, the indenture and the certificate of designation for the Series A Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

Note 2—Inventories

    Inventories at March 31, 2001 and December 31, 2000, consisted of the following (in thousands):

	March 31, 2001	December 31, 2000
	(Unaudited)
Current:
Plants, shrubs and ground cover	$57,226	$44,852
Raw materials and supplies	5,897	4,587
Inventory reserves	(3,580)	(3,459)

Total current inventories	59,543	45,980
Non-current:
Christmas trees	8,603	8,309

Total inventories	$68,146	$54,289

Note 3—Property, Plant and Equipment

    Property, plant and equipment at March 31, 2001 and December 31, 2000, consisted of the following (in thousands):

	March 31, 2001	December 31, 2000
	(Unaudited)
Land and land improvements	$10,350	$10,350
Greenhouses and buildings	23,397	23,389
Furniture and fixtures	6,160	5,894
Machinery and equipment	20,214	21,061
Leasehold improvements	8,337	7,824
Assets under capital leases	539	482
Construction in progress	4,119	2,774

	73,116	71,777
Less: Accumulated depreciation	(23,815)	(22,112)

Total property, plant and equipment	$49,301	$49,665

Note 4—Intangible Assets

    Intangible assets at March 31, 2001 and December 31, 2000, consisted of the following (in thousands):

	March 31, 2001	December 31, 2000
	(Unaudited)
Goodwill	$47,517	$47,517
Financing costs	6,278	6,278
Non-compete agreements	1,694	1,694
Other	916	916

	56,405	56,405
Less: Accumulated amortization	(11,965)	(11,073)

Total intangible assets	$44,440	$45,332

Note 5—Debt

    Debt at March 31, 2001 and December 31, 2000, consisted of the following (in thousands):

	March 31, 2001	December 31, 2000
	(Unaudited)
Revolving line of credit	$51,862	$35,604
Senior subordinated notes	100,000	100,000
Convertible note	9,901	9,719
Non-compete agreements	161	220
Other	1,630	1,680

	163,554	147,223
Less: Current maturities	(52,604)	(36,455)

Long-term portion	110,950	110,768

    The revolving line of credit represents borrowings under the Company's Credit Agreement which provides up to $70.0 million of credit of which $13.6 million, as amended, is available without limitation on a seasonal basis with the remainder subject to certain borrowing base limitations based upon a percentage of eligible inventory and eligible accounts receivable. As of March 31, 2001 a total of $51.9 million was outstanding and an additional $7.5 million was available under this line of credit.

    At December 31, 2000, the Company was not in compliance with its financial covenants under the Credit Agreement. However, on March 9, 2001, the Company received a waiver of such noncompliance. On March 31, 2001, an amendment was received which reset the financial covenants for the quarterly test period ended March 31, 2001, added an additional test period on April 28, 2001 and extended the availability under the seasonal credit line through April 30, 2001. The Company was in compliance with its financial covenants on March 31, 2001.

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

Note 6—Earnings Per Share

    Basic and diluted earnings per share is as follows:

	Three Months Ended March 31, 2001
	Income/(loss)	Shares	Per Share Amount
	(in thousands)
Basic and diluted earnings per share:
Net loss	$(725)
Preferred stock dividends/stock accretion	(2,181)

Net loss applicable to common stock	$(2,906)	6,948,597	$(0.42)

	Three Months Ended March 30, 2000
	Income/(loss)	Shares	Per Share Amount
	(in thousands)
Basic and diluted earnings per share:
Net income	$1,203
Preferred stock dividends/stock accretion	(2,016)

Net loss applicable to common stock	$(813)	6,948,597	$(0.12)

    For the three months ended March 31, 2001 and March 30, 2000, the effect of options, warrants and convertible securities was antidilutive and is therefore excluded from the computation of earnings per share.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    The Company is one of the largest wholesale nurseries in the United States, based on annual revenue and greenhouse square footage. The Company sells a wide assortment of high quality bedding plants, shrubs, potted flowering plants, ground cover and Christmas trees as well as provides extensive merchandising services primarily to leading home centers and mass merchants. The Company's business is highly seasonal with a peak selling season generally from March through June.

Three Months Ended March 31, 2001 as Compared to the Three Months Ended March 30, 2000

    Net Sales.  Net sales decreased $5.4 million, or 11.3%, to $42.1 million for the three months ended March 31, 2001, from $47.5 million during the three months ended March 30, 2000. This decrease is primarily the result of lower sales to smaller, lower volume customers as well as lower sales to customers in less profitable outlying markets such as Colorado, Tennessee and Idaho. The Company is also operating under a more conservative sales and production plan for the three months ended March 31, 2001. Additionally, generally wetter weather conditions prevailed during the month of February 2001 which negatively impacted sales.

    Gross Profit.  Gross profit decreased approximately $3.5 million to $19.6 million for the three months ended March 31, 2001, from $23.2 million during the three months ended March 30, 2000. Gross profit as a percentage of net sales decreased to 46.7% for the three months ended March 31, 2001, from 48.8% for the three months ended March 30, 2000. The decrease in gross profit as a percentage of net sales was primarily the result of higher utility and natural gas rates and higher shrink experienced during the three months ended March 31, 2001.

    Sales, Marketing and Delivery Expenses.  Sales, marketing and delivery expenses decreased $0.7 million to $10.3 million for the three months ended March 31, 2001, from $11.0 million in the three months ended March 30, 2000. Sales, marketing and delivery expenses, as a percentage of net sales, increased slightly to 24.4% for the three months ended March 31, 2001, from 23.2% for the three months ended March 30, 2000, primarily due to the impact of certain fixed costs combined with lower net sales.

    General and Administrative Expenses.  General and administrative expenses decreased $0.5 million, to $5.1 million for the three months ended March 31, 2001, from $5.6 million in the three months ended March 30, 2000. This decrease is primarily due to the lack of an accrual for management bonuses since bonus targets were not achieved during the three months ended March 31, 2001.

    Interest Expense.  Interest expense increased to $4.5 million for the three months ended March 31, 2001, from $4.1 million in the three months ended March 30, 2000, as a result of higher average levels of borrowings during the three months ended March 31, 2001 due to operating losses incurred from April through December 2000.

    Taxes.  The effective tax rate decreased to 20.8% for the three months ended March 31, 2001, from 39.5% for the three months ended March 30, 2000, primarily as a result of the effect of permanent book-tax differences on a pre-tax loss for the three months ended March 31, 2001. The Company's state net operating loss carryforwards expire beginning on June 30, 2001 and are fully reserved. Although the Company has not provided a valuation allowance against its federal net operating loss carryforwards, the realizability of the related assets is periodically evaluated. The federal net operating losses expire beginning on June 30, 2011.

Liquidity and Capital Resources

    The Company's cash requirements are primarily to fund its seasonal working capital requirements and capital expenditures. During the three months ended March 31, 2001 and March 30, 2000, the Company's primary source of capital was borrowing on its revolving line of credit. The Company's operating activities used cash of $16.8 million during the three months ended March 31, 2001 and $14.1 million during the three months ended March 30, 2000. The Company's operating activities typically use significant amounts of cash during the first quarter to fund its seasonal working capital requirements in advance of the spring selling season. The Company also invested $1.3 million and $1.6 million, during the three months ended March 31, 2001 and March 30, 2000, respectively, for necessary production equipment and facility infrastructure repairs and improvements as well as required capital projects to meet environmental requirements.

    On October 15, 1998, the Company entered into its Credit Agreement providing up to $70.0 million of credit, of which $13.6 million, as amended, is available without limitation on a seasonal basis with the remainder subject to certain borrowing base limitations based upon a percentage of eligible inventory and eligible accounts receivable. As of March 31, 2001, the Company had borrowed $51.9 million under its Credit Agreement and had $7.5 million of remaining credit availability. The Credit Agreement is secured by substantially all of the Company's assets. Interest under this agreement accrues at a variable rate equal to Prime plus 1.0% or LIBOR plus 3.0%. In addition, to the extent that borrowings exceed certain borrowing base limitations during the period from October 1 through March 31 of any year, the interest rates increase by an additional 0.5%.

    At December 31, 2000, the Company was not in compliance with its financial covenants under the Credit Agreement. However, on March 9, 2001 the Company received a waiver of such noncompliance. On March 31, 2001, the Company received an amendment which reset financial covenants for the quarterly test period ended March 31, 2001, added an additional covenant on April 28, 2001 and extended the availability under the seasonal credit line period through April 30, 2001. The Company was in compliance with its financial covenants as of March 31, 2001. As of March 31, 2001, the Company had $163.6 million of debt. The Company is highly leveraged.

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

    On December 24, 1997, the Company raised $133.5 million, net of fees and expenses from the sale of 10 1/2% Senior Subordinated Notes and 13% Series A Preferred Stock, including warrants, which it used to repay existing indebtedness. Interest on these notes is due semi-annually on June 15 and December 15. Dividends on the Series A Preferred Stock are payable quarterly in cash, or through December 15, 2002, in shares of Series A Preferred Stock on March 15, June 15, September 15 and December 15. During the three months ended March 31, 2001 and March 30, 2000, the Company issued 1,899 shares and 1,672 shares of Series A Preferred Stock as dividends, respectively.

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

    The following table provides information about our market sensitive liabilities, categorized by maturity, and constitutes a "forward-looking statement." For more information, please refer to Item 1. "Financial Statements and Condensed Notes to Consolidated Financial Statements."

	Expected Maturities
	2001	2002	2003	2004	2005	There- After	Total
	(dollars in millions)
Long-term Liabilities:
Fixed Rate:
Series A Preferred Stock	—	—	$2.6	$5.2	$5.2	$84.2	$97.2
Average Interest Rate	13%	13%	13%	13%	13%	13%
Senior Subordinated Notes	$10.5	$10.5	$10.5	$10.5	$10.5	$121.0	$173.5
Average Interest Rate	10.5%	10.5%	10.5%	10.5%	10.5%	10.5%
Convertible Note	—	—	—	$13.3	—	—	$13.3
Average Interest Rate	8.0%	8.0%	8.0%	8.0%	—	—
ODA Note	$0.1	$0.1	$0.1	$1.0	—	—	$1.3
Average Interest Rate	9.0%	9.0%	9.0%	9.0%	—	—
Variable Rate:
Credit Agreement(1)	$70.0						$70.0

(1)
The Credit Agreement expires on October 15, 2001. See also "Liquidity and Capital Resources" and "Note 5 to Condensed Notes to Consolidated Financial Statements".

PART II.—OTHER INFORMATION

Item 1.  Legal Proceedings

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

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    Richard E. Parker elected to retire due to health concerns and resigned as President and Chief Executive Officer of the Company effective May 4, 2001. Mr. Parker also resigned as a member of the Registrant's Board of Directors.

    On May 4, 2001, David J. Barrett was appointed Chief Executive Officer of the Company. Mr Barrett has been Chief Operating Officer of the Company since January 2001. From 1994 to 2000, Mr. Barrett was President and Chief Executive Officer of Scovill Fasteners, Inc. From 1991 to 1994, he was Executive Vice President of Operations at Scovill. Mr. Barrett holds an MBA from Syracuse University and a BS from Lehigh University. Mr. Barrett offers a positive and aggressive approach to business performance. He is an experienced and successful manager with solid turn around expertise.

    On March 26, 2001, Charles A. Ferer was appointed Chief Financial Officer of the Company. Since 1999, Mr. Ferer was Chief Financial Officer of Old Navy, a division of Gap, Inc. From 1996 to 1999, Mr. Ferer served as Vice President of Strategy and Business Development of the Real Estate Information Companies division of Transamerica, Inc. Prior to 1996, Mr. Ferer held various positions with PepsiCo, Inc. Mr. Ferer holds an MBA in finance from Indiana University and a BA in Economics from the University of Puget Sound. Mr. Ferer's background offers a robust business perspective with extensive expertise in operations, distribution, profitability analysis, strategic planning and business development.

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Description of Document
10.1	Employment Agreement with David J.Barrett dated December 20, 2000.
10.2	Employment Agreement with Charles A. Ferer dated March 9, 2001.
(b)
Reports on Form 8-K.

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2001.	COLOR SPOT NURSERIES, INC. a Delaware corporation
	By:	/s/ DAVID J. BARRETT
	Name:	David J. Barrett
	Title:	Chief Executive Officer (Principal Executive Officer)
	By:	/s/ CHARLES A. FERER
	Name:	Charles A. Ferer
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

INDEX
COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except common shares)
COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (in thousands)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Basis of Presentation, Operations and Liquidity
Note 2—Inventories
Note 3—Property, Plant and Equipment
Note 4—Intangible Assets
Note 5—Debt
Note 6—Earnings Per Share
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II.—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES