Form 10-Q
period 2001-06-30
COLOR SPOT NURSERIES INC
filed 2001-08-20
CIK 1015399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2001

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number  000-23483

COLOR SPOT NURSERIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0363266
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3478 Buskirk Avenue, Suite 260, Pleasant Hill, CA	94523
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code             (925) 934-4443

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒                          No☐

             As of August 1, 2001, the Registrant had 6,948,597 shares of its common stock outstanding.

COLOR SPOT NURSERIES, INC.

FORWARD-LOOKING STATEMENTS

          Certain statements under the captions “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” and elsewhere throughout this Quarterly Report on Form 10-Q (“Quarterly Report”) of Color Spot Nurseries, Inc. which are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   Forward-looking statements deal with the current intentions, beliefs and expectations of management with respect to the Company’s business and are typically identified by phrases such as “the Company plans” or “Management believes” and other phrases of similar meaning.  These statements involve known and unknown risks and other factors which may cause actual results, levels of activity, performance or achievements to differ, perhaps materially, from anticipated results.  These risks and uncertainties include, among others:

•   The Company’s substantial leverage and debt service;

•   restrictions imposed by debt covenants and the effect of a default on the Company’s operations;

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

•   the Company’s dependence on leased facilities;

•   lack of a market for the Company’s securities; and

•   other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in press releases.

                For a discussion of these factors and others, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Certain Business Considerations” of the Company’s Transition Report on Form 10-K for the period ended December 31, 2000 (as filed with the Securities and Exchange Commission on April 2, 2001). Readers are cautioned not to place undue reliance on forward-looking statements made in, or incorporated by reference into, this Quarterly Report or other filings with the Securities and Exchange Commission, any document or statement referring to this Quarterly Report or press releases.

COLOR SPOT NURSERIES, INC.

INDEX

Part I – Financial Information

Item 1.	Financial Statements:

Consolidated Balance Sheets as of June 30, 2001 and
December 31, 2000

Consolidated Statements of Operations for the Three Months and Six Months
Ended June 30, 2001 and June 30, 2000.

Consolidated Statement of Changes in Stockholders’ Equity
for the Six Months Ended June 30, 2001.

Consolidated Statements of Cash Flow for the Six Months
Ended June 30, 2001 and June 30, 2000

Condensed Notes to Consolidated Financial Statements as of
June 30, 2001

Item 2.	Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About
Market Risk

Part II – Other Information

COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2001	December 31, 2000

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$783	$874
Accounts receivable, net of allowances of $1,321 and $1,935, respectively	21,554	15,850
Inventories, net	40,809	45,980
Prepaid expenses and other	699	699

Total current assets	63,845	63,403

CHRISTMAS TREE INVENTORIES	9,660	8,309
PROPERTY, PLANT AND EQUIPMENT, net	48,727	49,665
ASSETS HELD FOR SALE	-	612
INTANGIBLE ASSETS, net	43,390	45,332
DEFERRED INCOME TAXES	25,129	26,387
NOTES RECEIVABLE AND OTHER ASSETS	610	995

Total assets	$191,361	$194,703

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,893	$5,737
Accrued liabilities	21,056	23,246
Dividends payable to stockholders	338	317
Deferred income taxes	13,393	13,392
Current maturities of long-term debt	128,982	36,455

Total current liabilities	170,662	79,147

LONG-TERM DEBT	11,148	110,768

Total liabilities	181,810	189,915

SERIES A PREFERRED STOCK, REDEEMABLE, $0.01 par value, 100,000 shares authorized, 62,353 and 58,498 shares issued and outstanding, respectively	54,942	50,641
REDEEMABLE COMMON STOCK, $0.001 par value, 1,143,339 shares issued and outstanding	3,430	3,383
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,805,258 shares issued and outstanding	12	12
Additional paid-in capital	51,822	51,822
Treasury stock, 6,226,649 shares	(45,651)	(45,651)
Warrants, 825,000 exercisable at $0.01 per share	8,250	8,250
Accumulated deficit	(63,254)	(63,669)

Total stockholders' deficit	(48,821)	(49,236)

Total liabilities and stockholders' deficit	$191,361	$194,703

COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$83,380	$87,651	$125,469	$135,102
COST OF SALES	48,932	59,278	71,374	83,564

Gross profit	34,448	28,373	54,095	51,538

SALES, MARKETING AND DELIVERY EXPENSES	16,982	20,071	27,246	31,078
GENERAL AND ADMINISTRATIVE EXPENSES	5,832	3,050	10,977	8,658
AMORTIZATION OF INTANGIBLE ASSETS	257	429	766	858

Income from operations	11,377	4,823	15,106	10,944

INTEREST EXPENSE	4,401	4,171	8,861	8,304
OTHER INCOME (EXPENSE), NET	11	(1,357)	195	(1,357)

Income before income taxes	6,965	2,009	6,050	3,997

INCOME TAX PROVISION	(1,447)	(3,016)	(1,257)	(3,801)

Net income (loss)	5,518	(1,007)	4,793	196

SERIES A PREFERRED STOCK DIVIDENDS/STOCK ACCRETION	2,197	2,069	4,378	4,085

Net income (loss) applicable to common stock	$3,321	$(3,076)	$415	$(3,889)

Basic and diluted income (loss) per common share	$0.48	$(0.44)	$0.06	$(0.56)

Shares used in per share calculation	6,948,597	6,948,597	6,948,597	6,948,597

COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except common shares)

	Common Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Warrants	Retained Earnings (Accumulate (Deficit)	Total Stockholders' Equity (Deficit)

Balance, December 31, 2000	5,805,258	$12	$51,822	$(45,651)	$8,250	$(63,669)	$(49,236)

Accretion of Series A preferred stock	-	-	-	-	-	(446)	(446)
Accretion of redeemable common stock	-	-	-	-	-	(47)	(47)
Series A preferred stock dividends	-	-	-	-	-	(3,885)	(3,885)
Net income	-	-	-	-	-	4,793	4,793

Balance, June 30, 2001 (unaudited)	5,805,258	$12	$51,822	$(45,651)	$8,250	$(63,254)	$(48,821)

COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Six Months Ended
	June 30, 2001	June 30, 2000

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,793	$196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,324	3,923
Loss (gain) on sale of fixed assets	180	(1,455)
Interest paid in kind	380	364
Deferred income taxes	1,259	3,778
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,704)	(787)
Decrease in inventories	5,171	7,829
Decrease in prepaid expenses and other current assets	-	881
Increase in Christmas tree inventory	(1,351)	(1,742)
Decrease in notes receivable and other assets	385	164
Increase in accounts payable	1,156	2,665
Increase (decrease) in accrued liabilities	(2,422)	1,543

Net cash provided by operating activities	8,171	17,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,461)	(5,428)
Proceeds from sale of fixed assets	432	1,940

Net cash used in investing activities	(2,029)	(3,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in cash float	1,240	(4,468)
Financing and organizational costs	-	25
Net repayments under revolving line of credit	(7,268)	(7,864)
Repayments of long-term debt	(205)	(423)

Net cash used in financing activities	(6,233)	(12,730)

NET INCREASE (DECREASE) IN CASH	(91)	1,141

CASH AT BEGINNING OF PERIOD	874	598

CASH AT END OF PERIOD	$783	$1,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,762	$8,485

Income taxes	$-	$63

COLOR SPOT NURSERIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

Note 1 – Basis of Presentation, Operations and Liquidity

             The consolidated financial statements of Color Spot Nurseries, Inc. (“the Company”) as of June 30, 2001, and for the three and six months ended June 30, 2001 and June 30, 2000 are unaudited.  However, in the opinion of management, these financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The Company’s operations are highly seasonal and the results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

             The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements.  Accordingly, these financial statements should be read in conjunction with the Company’s financial statements for the transition period ended December 31, 2000, contained in its Transition Report on Form 10-K filed with the Securities and Exchange Commission.

             The Company is one of the largest wholesale nurseries in the United States, based on revenue and greenhouse square footage. The Company provides a wide assortment of high quality plants, including packaged bedding plants, flowering potted plants, groundcover, ornamental plants and shrubs, and fresh-cut Christmas trees. As of June 30, 2001, the Company operates 13 production facilities located in 4 states. The Company also owns or leases growing fields for Christmas trees in Oregon, Michigan, North Carolina, and Tennessee.  The Company sells primarily to leading home centers and mass merchants, and to independent garden centers and commercial landscapers, located predominantly in California, Texas and other western states.  The Company conducts its operations through one reportable segment.

             On October 15, 1998, the Company entered into a three-year credit agreement with Fleet Capital Corporation (“Credit Agreement”) providing up to $70.0 million of credit, of which $13.6 million, as amended, is available without limitation on a seasonal basis with the remainder subject to certain borrowing base limitations based upon a percentage of eligible inventory and eligible accounts receivable.  As of June 30, 2000, the Company was not in compliance with a certain financial covenant of the Credit Agreement; however, the Company received a waiver of the noncompliance and an amendment waiving the covenant violation and amending the agreement to reset the financial covenants.

             At December 31, 2000, the Company was not in compliance with the reset financial covenants under the Credit Agreement.  However, on March 9, 2001, the Company received a waiver of such noncompliance.  On March 31, 2001, an amendment was received which reset the financial covenants for the quarterly test period ended March 31, 2001, added an additional test period on April 28, 2001 and extended the availability under the seasonal credit line through April 30, 2001.  The Company was not in compliance with the additional  financial covenant on April 28, 2001 as well as one of the financial covenants on June 30, 2001.  The Company did not receive a waiver of these covenant violations but has been allowed to continue to borrow under the Credit Agreement.

             On  June 15, 2001, Fleet Capital Corporation , as agent under the Credit Agreement, did not consent to the payment of interest to the holders of the Company’s 10 ½% Senior Subordinated Notes Due 2007 (the “Notes”) that was due on June 15, 2001.  Consequently, the interest payment was not made within the 30 day grace period, thereby constituting an Event of  Default under the Indenture governing the Notes.  The Event of Default allows the Trustee or the holders of 25% of the Notes to declare all of the principal and accrued interest on the Notes to be due and payable.  The Company has not received a notice of acceleration from any holders of the Notes.  The Notes have been classified in current maturities of long term debt because of the Event of Default.

             The Company has engaged Chanin Capital Partners to provide financial advisory services in connection with its plan to restructure its indebtedness. With the assistance of Chanin Capital Partners, the Company has submitted a restructuring proposal to the holders of its Notes, convertible noteholder and Fleet Capital Corporation. Management anticipates that the Event of Default will be cured in connection with the restructuring.

             The Company has received preliminary approval from a substantial majority of the holders of its Notes on the restructuring proposal to materially reduce its debt balance through the conversion of a substantial portion of its Notes into preferred stock.   The contemplated restructuring is subject to definitive documentation and other pre-closing conditions, as described below.

             The Notes will be retired through an exchange offer and consent solicitation.  The exchange offer will be for all Notes and will be made in conjunction with a solicitation of consents to amend the existing Indenture to remove certain covenants.

             In exchange for the tender of the Notes, the Company will issue new senior subordinated notes in a principal amount equal to 50% of the principal amount tendered and new series B preferred stock with a face value equal to 60% of the principal amount tendered.  Simultaneous with the issuance of the new senior subordinated notes, the Company will make the cash interest payment due June 15, 2001 on the Notes.

             The final execution of the anticipated restructuring, expected in October 2001, is conditioned upon several events, including but not limited to, the exchange of at least 95% of the aggregate principal amount of the Notes, the issuance of new senior subordinated notes and series B preferred stock, the closing under the new credit facility and the issuance of $5.5 million in additional capital subordinate to the new credit facility to fund the cash interest payment due June 15, 2001 on the Notes.  The source of these funds has not yet been secured.

             The new senior subordinated notes will represent an outstanding principal amount of approximately $50 million and will be due in 2005.  Interest will be payable quarterly in cash at a rate of 13%, except that for payments occurring on or prior to June 15, 2003, interest may be paid, at the Company’s option, by the payment in cash of interest at the annual rate of 11% and issuance of additional notes at an annual rate of 2.0%.

             The new series B preferred stock will represent an outstanding principal amount of approximately $60 million.  Dividends will be payable in cash at a rate of 13%, except for payments occurring on or prior to June 15, 2003, dividends may be paid, at the Company’s option, by the issuance of additional shares of new series B preferred stock. Consequently, the first mandatory cash dividend date will be September 15, 2003.  The new series B preferred stock will be senior to all other existing and future equity, including the Company’s  Series A Preferred Stock.  Mandatory redemption is in 2005.

             Fleet Capital Corporation has approved the restructuring proposal, pending final documentation and execution, provided that the Company will be permitted to pay the cash interest due on the Notes on June 15, 2001 only if all funds used to make such payment constitute the proceeds of additional capital subordinate to the new credit facility. Additionally, Fleet Capital Corporation and the Company have agreed in principle to renew the Credit Agreement for an additional two-year period subject to, among other conditions, negotiation of a definitive credit agreement and completion of the aforementioned restructuring.

             The Credit Agreement expires on October 15, 2001. If management is unable to renew the facility with the existing lenders, it will seek alternative sources of financing. The Company is highly dependent on its Credit Agreement to fund operations; therefore, if the Company is unable to renegotiate or extend its Credit Agreement or find alternative financing, it may be unable to continue as a going concern.

             Although the accompanying financial statements were prepared contemplating the realization of all recorded assets and the satisfaction of liabilities in the normal course of business, the Company must generate sufficient cash flow to meet its obligations as they come due, comply with the terms of its credit facilities, including meeting its financial covenants and successfully refinancing its Credit Agreement or there will be a material adverse impact on the Company’s business, financial position and results of operations and the Company may be unable to continue as a going concern.   No assurance can be provided that the Company’s assets will be realizable at their carrying values.

             As of June 30, 2001, the Company had $140.1 million of debt and an accumulated deficit of $63.3 million. The Company is highly leveraged and has significant debt service obligations.  The Company’s debt service obligations have important consequences to holders of its Senior Subordinated Notes, Series A Preferred Stock, common stock and warrants, including the following: (i) a substantial portion of its cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations, acquisitions, future business opportunities and other purposes and increasing its vulnerability to adverse general economic and industry conditions; (ii) its leveraged position may increase its vulnerability to competitive pressures; (iii) the amended financial covenants and other restrictions contained in the current Credit Agreement, the indenture and the certificate of designation for the Series A Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

Note 2 – Inventories

             Inventories at June 30, 2001 and December 31, 2000, consisted of the following (in thousands):

	June 30, 2001	December 31, 2000

Current:	(Unaudited)
Plants, shrubs and ground cover	$40,286	$44,852
Raw materials and supplies	5,143	4,587
Inventory reserves	(4,620)	(3,459)

Total current inventories	40,809	45,980
Non-current:
Christmas trees	9,660	8,309

Total inventories	$50,469	$54,289

Note 3 – Property, Plant and Equipment

             Property, plant and equipment at June 30, 2001 and December 31, 2000, consisted of the following (in thousands):

	June 30, 2001	December 31, 2000

	(Unaudited)
Land and land improvements	$10,362	$10,353
Greenhouses and buildings	23,523	23,389
Furniture and fixtures	3,459	3,197
Computer software	5,567	2,697
Machinery and equipment	20,849	21,061
Leasehold improvements	9,090	7,824
Assets under capital leases	539	482
Construction in progress	846	2,774

	74,235	71,777
Less: accumulated depreciation	(25,508)	(22,112)

Total property, plant and equipment	$48,727	$49,665

Note 4 – Intangible Assets

             Intangible assets at June 30, 2001 and December 31, 2000, consisted of the following (in thousands):

	June 30, 2001	December 31, 2000

	(Unaudited)
Goodwill	$47,517	$47,517
Financing costs	6,278	6,278
Non-compete agreements	1,694	1,694
Other	916	916

	56,405	56,405
Less: accumulated amortization	(13,015)	(11,073)

Total intangible assets	$43,390	$45,332

Note 5 – Debt

             Debt at June 30, 2001 and December 31, 2000, consisted of the following (in thousands):

	June 30, 2001	December 31, 2000

	(Unaudited)
Revolving line of credit	$28,336	$35,604
Senior subordinated notes	100,000	100,000
Convertible note	10,102	9,719
Non-compete agreements	102	220
Other	1,590	1,680

	140,130	147,223
Less: current maturities	(128,982)	(36,455)

Long-term portion	$11,148	$110,768

             The revolving line of credit represents borrowings under the Company’s Credit Agreement which provides up to $70.0 million of credit of which $13.6 million, as amended, is available without limitation on a seasonal basis with the remainder subject to certain borrowing base limitations based upon a percentage of eligible inventory and eligible accounts receivable.  As of June 30, 2001 a total of $28.3 million was outstanding and an additional $4.4 million was available under this line of credit.

             At December 31, 2000, the Company was not in compliance with the financial covenants under the Credit Agreement.  However, on March 9, 2001, the Company received a waiver of such noncompliance.  On March 31, 2001, an amendment was received which reset the financial covenants for the quarterly test period ended March 31, 2001, added an additional test period on April 28, 2001 and extended the availability under the seasonal credit line through April 30, 2001.  The Company was not in compliance with the additional financial covenant on April 28, 2001 as well as one of the financial covenants on June 30, 2001. The Company did not receive a waiver of these covenant violations but has been allowed to continue to borrow under the Credit Agreement.

             On June 15, 2001, Fleet Capital Corporation, did not consent to the payment of interest on the Notes that was due on June 15, 2001. Consequently, the interest payment was not made within the 30 day grace period, thereby constituting an Event of Default under the Indenture governing the Notes. The Event of Default allows the Trustee or the holders of 25% of the Notes to declare all of the principal and accrued interest on the Notes to be due and payable. The Company has not received a notice of acceleration from any holders of the Notes.  The Notes have been classified in current maturities of long term debt because of the Event of Default.  Management anticipates that the Event of Default will be cured in connection with the planned restructuring.

             The Company’s Credit Agreement expires on October 15, 2001.  Fleet Capital Corporation and the Company have agreed to renew the Credit Agreement for an additional two-year period, subject to, among other conditions, negotiation of a definitive credit agreement and completion of the planned restructuring.  If management is unable to renew the facility with the existing lenders, it will seek alternative sources of financing. The Company is highly dependent on its Credit Agreement to fund operations; therefore, if the Company is unable to renegotiate or extend its Credit Agreement or find alternative financing, it may be unable to continue as a going concern.

Note 6 — Earnings Per Share

             Basic and diluted earnings per share is as follows:

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

	(in thousands)			(in thousands)
Basic and diluted earnings per share:
Net income	$5,518	$		$4,793

Preferred stock dividends/accretion	(2,197)			(4,378)

Net income applicable to common stock	$3,321	6,948,597	$0.48	$415	6,948,597	$0.06

	Three Months Ended June 30, 2000			Six Months Ended June 30, 2000

	Income/ (loss)	Shares	Per Share Amount	Income/ (loss)	Shares	Per Share Amount

	(in thousands)			(in thousands)
Basic and diluted earnings per share:
Net income/(loss)	$(1,007)			$196

Preferred stock dividends/accretion	(2,069)			(4,085)

Net loss applicable to common stock	$(3,076)	6,948,597	$(0.44)	$(3,889)	6,948,597	$(0.56)

                For the three and six months ended June 30, 2000 and June 30, 2001, the effect of options, warrants and convertible securities was antidilutive and is therefore excluded from the computation of earnings per share.

Note 7 — Recent Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 141, "Business Combinations" ("SFAS141") and Statement of Accounting Standards No. 142, "Accounting for Goodwill" ("SFAS 142").  SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited.  The provisions of the statement apply to all business combinations initiated after June 30, 2001.  The Company does not expect that SFAS No. 141 will have a material impact on its consolidated financial statements.  SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. SFAS 142 requires the Company to discontinue the periodic amortization of goodwill effective January 1, 2002.  Additionally, the Statement requires the Company to evaluate all unamortized goodwill for possible impairment within the first six months of fiscal 2002 based on new valuation criteria set forth in the Statement.  All provisions of SFAS 142 must be applied for the fiscal year beginning January 1, 2002 to all of the Company's goodwill and other intangible assets, regardless of when those assets were initially recognized.  At this time, the Company cannot reasonably estimate the impact of this statement on their consolidated financial statements. It is possible that upon final analysis, SFAS 142 could have a material impact on the Company's recorded goodwill balance.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

             The Company is one of the largest wholesale nurseries in the United States, based on annual revenue and greenhouse square footage.  The Company sells a wide assortment of high quality bedding plants, shrubs, potted flowering plants, ground cover and Christmas trees as well as provides extensive merchandising services primarily to leading home centers and mass merchants.  The Company’s business is highly seasonal with a peak selling season generally from March through June.

Three Months Ended June 30, 2001 as Compared to the Three Months Ended June 30, 2000

             Net Sales.  Net sales decreased $4.3 million, or 4.9%, to $83.4 million for the three months ended June 31, 2001, from $87.7 million during the three months ended June 30, 2000.  This decrease is primarily the result of lower sales to smaller, lower volume customers as well as lower sales to customers in less profitable outlying markets such as Colorado, Tennessee and Idaho.  Additionally, same store sales for the Company’s larger accounts are down from the comparable period of the prior year reflecting the general economic slowdown in its retail markets.

             Gross Profit.  Gross profit increased approximately $6.1 million to $34.4 million for the three months ended June 30, 2001, from $28.4 million during the three months ended June 30, 2000.  Gross profit as a percentage of net sales increased to 41.3% for the three months ended June 30, 2001, from 32.4% for the three months ended June 30, 2000.  The increase in gross profit as a percentage of net sales in 2001 was primarily the result of improved pricing strategies, lower shrink, tighter cost controls and reduced excess production offset by higher utility rates.

             Sales, Marketing and Delivery Expenses.  Sales, marketing and delivery expenses decreased $3.1 million to $17.0 million for the three months ended June 30, 2001, from $20.1 million in the three months ended June 30, 2000. Sales, marketing and delivery expenses, as a percentage of net sales, decreased to 20.4% for the three months ended June 30, 2001, from 22.9% for the three months ended June 30, 2000.  The decrease as a percentage of net sales was primarily the result of the Company’s cost control efforts plus improved distribution efficiencies and greater route densities.

             General and Administrative Expenses.  General and administrative expenses increased $2.7 million, to $5.8 million for the three months ended June 30, 2001, from $3.1 million in the three months ended June 30, 2000.  This increase is primarily due to a large reversal of management bonuses recorded during the three months ended June 30, 2000 which were accrued in the early part of fiscal 2000.

             Interest Expense.  Interest expense increased to $4.4 million for the three months ended June 30, 2001, from $4.2 million in the three months ended June 30, 2000, as a result of higher average levels of borrowings during the three months ended June 30, 2001.

             Taxes.  The effective tax rate decreased to 20.8% for the three months ended June 30, 2001, from 150.1% for the three months ended June 30, 2000, primarily due to year end cumulative rate adjustments recorded during the three months ended June 30, 2000 as a result of weaker than expected performance plus the effect of permanent book-tax differences on a pre-tax loss for the three months ended June 30, 2001. The Company’s state net operating loss carryforwards expire beginning on June 30, 2001 and are fully reserved. Although the Company has not provided a valuation allowance against its federal net operating loss carryforwards, the realizability of the related assets is periodically evaluated.  The federal net operating losses expire beginning on June 30, 2011.

Six Months Ended June 30, 2001 as Compared to the Six Months Ended June 30, 2000

             Net Sales.  Net sales decreased $9.6 million, or 7.1%, to $125.5 million for the six months ended June 30, 2001, from $135.1 million during the six months ended June 30, 2000.  This decrease is primarily the result of lower sales to smaller, lower volume customers as well as lower sales to customers in less profitable outlying markets such as Colorado, Tennessee and Idaho.  Additionally, same store sales for the Company’s larger accounts are down from the comparable period of the prior year reflecting the general economic slowdown in its retail markets.

             Gross Profit.  Gross profit increased approximately $2.6 million to $54.1 million for the six months ended June 30, 2001, from $51.5 million during the six months ended June 30, 2000.  Gross profit as a percentage of net sales increased to 43.1% for the six months ended June 30, 2001, from 38.1% for the six months ended June 30, 2000.  The increase in gross profit as a percentage of net sales in 2001 was primarily the result of improved pricing strategies, tighter cost controls and reduced excess production offset by higher utility rates.

             Sales, Marketing and Delivery Expenses.  Sales, marketing and delivery expenses decreased $3.8 million to $27.2 million for the six months ended June 30, 2001, from $31.1 million in the six months ended June 30, 2000.  Sales, marketing and delivery expenses, as a percentage of net sales, decreased to 21.7% for the six months ended June 30, 2001, from 23.0% for the six months ended June 30, 2000.  The decrease as a percentage of net sales was the result of the Company’s cost control efforts.

             General and Administrative Expenses.  General and administrative expenses increased $2.3 million, to $11.0 million for the six months ended June 30, 2001, from $8.7 million in the six months ended  June 30, 2000.  This increase is primarily due to a large reversal of management bonuses recorded during the six months ended  June 30, 2000 which were accrued in early fiscal 2000.

             Interest Expense.  Interest expense increased to $8.9 million for the six months ended June 30, 2001, from $8.3 million in the six months ended June 30, 2000, as a result of higher average levels of borrowings during the six months ended June 30, 2001.

             Taxes.  The effective tax rate decreased to 20.8% for the six months ended June 30, 2001, from 95.1% for the six months ended June 30, 2000, primarily due to year end cumulative rate adjustments recorded during the six months ended June 30, 2000 plus the effect of permanent book-tax differences on a pre-tax loss for the six months ended June 30, 2001.

Liquidity and Capital Resources

             The Company’s cash requirements are primarily to fund its seasonal working capital requirements and capital expenditures.  During the six months ended June 30, 2001 and June 30, 2000, the Company’s operating activities provided funds to pay down the Company’s revolving line of credit and fund capital expenditures. The Company’s operating activities provided cash of $8.2 million during the six months ended June 30, 2001 and $17.4 million during the six months ended June 30, 2000. The Company also invested $2.5 million and $5.4 million, during the six months ended June 30, 2001 and June 30, 2000, respectively, for necessary production and computer equipment and facility infrastructure repairs and improvements as well as required capital projects to meet environmental requirements.

             On October 15, 1998, the Company entered into its Credit Agreement providing up to $70.0 million of credit, of which $13.6 million, as amended, is available without limitation on a seasonal basis with the remainder subject to certain borrowing base limitations based upon a percentage of eligible inventory and eligible accounts receivable. As of June 30, 2001 a total of $28.3 million was outstanding and an additional $4.4 million was available under the Credit Agreement. The Credit Agreement is secured by substantially all of the Company’s assets.  Interest accrues at a variable rate equal to Prime plus 1.0% or LIBOR plus 3.0%. In addition, to the extent that borrowings exceed certain borrowing base limitations during the period from October 1 through April 30 of any year, the interest rates increase by an additional 0.5%.

             At December 31, 2000, the Company was not in compliance with the financial covenants under the Credit Agreement.  However, on March 9, 2001, the Company received a waiver of such noncompliance.  On March 31, 2001, an amendment was received which reset the financial covenants for the quarterly test period ended March 31, 2001, added an additional test period on April 28, 2001 and extended the availability under the seasonal credit line through April 30, 2001.  The Company was not in compliance with the additional financial covenant on April 28, 2001 as well as one of the financial covenants on June 30, 2001. The Company did not receive a waiver of these covenant violations but has been allowed to continue to borrow under the Credit Agreement.

             On June 15, 2001, Fleet Capital Corporation , did not consent to the payment of interest to the holders of the Company’s 10 ½% Senior Subordinated Notes Due 2007 (the “Notes”) that was due on June 15, 2001.  Consequently, the interest payment was not made within the 30 day grace period, thereby constituting an Event of  Default under the Indenture governing the Notes.  The Event of Default allows the Trustee or the holders of 25% of the Notes to declare all of the principal and accrued interest on the Notes to be due and payable.  The Company has not received a notice of acceleration from any holders of the Notes.  The Notes have been classified in current maturities of long term debt because of the Event of Default.

             The Company has engaged Chanin Capital Partners to provide financial advisory services in connection with its plan to restructure its indebtedness. With the assistance of Chanin Capital Partners, the Company has submitted a restructuring proposal to the holders of its Notes, convertible noteholder and Fleet Capital Corporation. Management anticipates that the Event of Default will be cured in connection with the restructuring.

             The Company has received preliminary approval from a substantial majority of the holders of its Notes on the restructuring proposal to materially reduce its debt balance through the conversion of a substantial portion of its Notes into preferred stock.   The contemplated restructuring is subject to definitive documentation and other pre-closing conditions, as described below.

             The Notes will be retired through an exchange offer and consent solicitation.  The exchange offer will be for all Notes and will be made in conjunction with a solicitation of consents to amend the existing Indenture to remove certain covenants.

             In exchange for the tender of the Notes, the Company will issue new senior subordinated notes in a principal amount equal to 50% of the principal amount tendered and new series B preferred stock with a face value equal to 60% of the principal amount tendered.  Simultaneous with the issuance of the new senior subordinated notes, the Company will make the cash interest payment due June 15, 2001 on the Notes.

             The final execution of the anticipated restructuring, expected in October 2001, is conditioned upon several events, including but not limited to, the exchange of at least 95% of the aggregate principal amount of the Notes, the issuance of new senior subordinated notes and series B preferred stock, the closing under the new credit facility and the issuance of $5.5 million in additional capital subordinate to the new credit facility to fund the cash interest payment due June 15, 2001 on the Notes.  The source of these funds has not yet been secured.

             The new senior subordinated notes will represent an outstanding principal amount of approximately $50 million and will be due in 2005.  Interest will be payable quarterly in cash at a rate of 13%, except that for payments occurring on or prior to June 15, 2003, interest may be paid, at the Company’s option, by the payment in cash of interest at the annual rate of 11% and issuance of additional notes at an annual rate of 2.0%.

             The new series B preferred stock will represent an outstanding principal amount of approximately $60 million.  Dividends will be payable in cash at a rate of 13%, except for payments occurring on or prior to June 15, 2003, dividends may be paid, at the Company’s option, by the issuance of additional shares of new series B preferred stock. Consequently, the first mandatory cash dividend date will be September 15, 2003.  The new series B preferred stock will be senior to all other existing and future equity, including the Company’s  Series A Preferred Stock.  Mandatory redemption is in 2005.

             Fleet Capital Corporation has approved the restructuring proposal, pending final documentation and execution, provided that the Company will be permitted to pay the cash interest due on the Notes on June 15, 2001 only if all funds used to make such payment constitute the proceeds of additional capital subordinate to the new credit facility. Additionally, Fleet Capital Corporation and the Company have agreed in principle to renew the Credit Agreement for an additional two-year period subject to, among other conditions, negotiation of a definitive credit agreement and completion at the aforementioned restructuring.

             The Credit Agreement expires on October 15, 2001. If management is unable to renew the facility with the existing lenders, it will seek alternative sources of financing. The Company is highly dependent on its Credit Agreement to fund operations; therefore, if the Company is unable to renegotiate or extend its Credit Agreement or find alternative financing, it may be unable to continue as a going concern.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

             The Company’s liabilities consist primarily of a revolving line of credit, senior subordinated notes, other notes and accounts payable.  The Company has also issued Series A Preferred Stock and Redeemable Common Stock.  Such liabilities and stockholders’ equity have varying levels of sensitivity to changes in market interest rates.  Interest rate risk results when, due to different maturity dates and re-pricing intervals, interest rate indices for interest-bearing liabilities increase relative to income earning assets, thereby creating a risk of decreased net earnings and cash flow.

             The following table provides information about our market sensitive liabilities, categorized by maturity, and constitutes a “forward-looking statement.”  For more information, please refer to Item 1. “Financial Statements and Condensed Notes to Consolidated Financial Statements.”

	Expected Maturities
Long-term Liabilities:	2001	2002	2003	2004	2005	There-After	Total

	(dollars in millions)
Fixed Rate:
Series A Preferred Stock	-	-	$2.6	$5.2	$5.2	$84.2	$97.2
Average Interest Rate	13%	13%	13%	13%	13%	13%

Senior Subordinated Notes (2)	$100.0	-	-	-	-	-	$100.0
Average Interest Rate	10.5%	-	-	-	-	-

Convertible Note	-	-	-	$13.3	-	-	$13.3
Average Interest Rate	8.0%	8.0%	8.0%	8.0%	-	-

ODA Note	$0.1	$0.1	$0.1	$1.0	-	-	$1.3
Average Interest Rate	9.0%	9.0%	9.0%	9.0%	-	-

Variable Rate:
Credit Agreement (1)	$70.0						$70.0

(1)  The Credit Agreement expires on October 15, 2001.  See also “Liquidity and Capital Resources” and “Note 5 to Condensed Notes to Consolidated Financial Statements”.

(2)  Total interest payments of $10.5 million are due each year on the Senior Subordinated Notes.  However, the entire outstanding principal has been shown as currently due because of the default on the Senior Subordinated Notes, as described above under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

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

Item 2.  Changes in Securities and Use of Proceeds

          None.

Item 3.  Defaults Upon Senior Securities

             The Company informed Fleet Capital Corporation, as agent under the Credit Agreement dated October 15, 1998 that it was in default of a financial covenant for the test period ended April 28, 2001.  The primary cause of the violation was a shortfall in earnings for the four months ended April 28, 2001 of approximately $0.5 million due primarily to higher utility rates.

             On  June 15, 2001, Fleet Capital Corporation , did not consent to the payment of interest to the holders of the Company’s 10 ½% Senior Subordinated Notes Due 2007 (the “Notes”) that was due on June 15, 2001.  Consequently, the interest payment was not made within the 30 day grace period, thereby constituting an Event of  Default under the Indenture governing the Notes.  The Event of Default allows the Trustee or the holders of 25% of the Notes to declare all of the principal and accrued interest on the Notes to be due and payable.  The Company has not received a notice of acceleration from any holders of the Notes.

             The Company has engaged Chanin Capital Partners to provide financial advisory services in connection with its plan to restructure its indebtedness.  With the assistance of Chanin Capital Partners, the Company has submitted a restructuring proposal to the holders of its Notes, convertible noteholder and Fleet Capital Corporation.  The restructuring proposal, if fully approved and executed, would result in certain changes to the Company's debt and equity structure including converting a substantial portion of its outstanding public debt to preferred stock.  The Company has received preliminary approval of this restructuring from a substantial majority of the holders of its Notes.  Management anticipates that the Event of Default will be cured in connection with the restructuring.

             Fleet Capital Corporation has approved the restructuring proposal, pending final documentation and execution, provided that the Company will be permitted to pay the cash interest due on the Notes on June 15, 2001 only if all funds used to make such payment constitute the proceeds of additional capital subordinate to the new credit facility.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

             None

(b)     Reports on Form 8-K.

          On May 31, 2001, the Company filed a Current Report on Form 8-K to disclose that the Company had failed to comply with a financial covenant under the Credit Agreement.

          On June 19, 2001, the Company filed a Current Report on Form 8-K to disclose that Fleet Capital Corporation, as agent under the Credit Agreement, did not consent to the payment of interest due on June 15, 2001 to holders of the Company’s 10.5% Senior Subordinated Notes due 2007.

SIGNATURES

             Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2001.

COLOR SPOT NURSERIES, INC. a Delaware corporation

	By:	/s/ David J. Barrett

	Name:	David J. Barrett
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Charles A. Ferer

	Name:	Charles A. Ferer
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)