Form 10-Q
period 2001-09-29
COLOR SPOT NURSERIES INC
filed 2001-12-14
CIK 1015399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 29, 2001

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from        to

                        Commission file number 000-23483

                           --------------------------

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of November 30, 2001, the Registrant had 6,948,597 shares of its common stock outstanding.

                           COLOR SPOT NURSERIES, INC.

FORWARD-LOOKING STATEMENTS

     Certain statements under the captions "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk," and elsewhere throughout this Quarterly Report on Form 10-Q ("Quarterly Report") of Color Spot Nurseries, Inc. which are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements deal with the current intentions, beliefs and expectations of management with respect to the Company's business and are typically identified by phrases such as "the Company plans" or "Management believes" and other phrases of similar meaning. These statements involve known and unknown risks and other factors that may cause actual results, levels of activity, performance or achievements to differ, perhaps materially, from anticipated results. These risks and uncertainties include, among others:

     o    the Company's substantial leverage and debt service;

     o    restrictions imposed by debt covenants;

     o the uncertainty of additional financing to fund future operating and capital needs;

     o    weather and general agricultural risks;

     o    seasonality and the variability of quarterly results;

     o    dependence on major customers such as Home Depot;

     o regulatory constraints and changes in laws or regulations concerning the gardening industry;

     o    labor laws and changes in the minimum wage;

     o    the short operating history under current management;

     o sensitivity to price increases of certain raw materials, fuel and utilities;

     o    the Company's dependence on leased facilities;

     o    lack of a market for the Company's securities; and

     o other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in press releases.

     For a discussion of these factors and others, please see "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Certain Business Considerations" of the Company's Transition Report on Form 10-K for the period ended December 31, 2000 (as filed with the Securities and Exchange Commission on April 2, 2001). Readers are cautioned not to place undue reliance on forward-looking statements made in, or incorporated by reference into, this Quarterly Report or other filings with the Securities and Exchange Commission, any document or statement referring to this Quarterly Report or press releases.

                           COLOR SPOT NURSERIES, INC.

                                      INDEX

                                                                                PAGE
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Consolidated Balance Sheets as of September 29, 2001 and
              December 31, 2000.................................................   1

              Consolidated Statements of Operations for the Three Months and
              Nine Months Ended September 29, 2001 and September 30, 2000.......   2

              Consolidated Statement of Changes in Stockholders' Equity
              for the Nine Months Ended September 29, 2001......................   3

              Consolidated Statements of Cash Flow for the Nine Months
              Ended September 29, 2001 and September 30, 2000...................   4

              Condensed Notes to Consolidated Financial Statements as of
              September 29, 2001 ...............................................   5

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations..................   8

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risk.......................................................  15

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.................................................  17

     Item 2.  Changes in Securities and Use of Proceeds.........................  17

     Item 3.  Defaults Upon Senior Securities...................................  17

     Item 4.  Submission of Matters to a Vote of Security Holders...............  17

     Item 5.  Other Information.................................................  17

     Item 6.  Exhibits and Reports on Form 8-K..................................  17

Signatures......................................................................  18

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               September 29,      December 31,
                                                                  2001                2000
                                                               -------------      ------------
                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                           $     316          $     874
  Accounts receivable, net of allowances
    of $1,201 and $1,935, respectively                              11,864             15,850
  Inventories, net                                                  44,885             45,980
  Prepaid expenses and other                                         1,336                699
                                                                 ---------          ---------
      Total current assets                                          58,401             63,403

CHRISTMAS TREE INVENTORIES                                          10,250              8,309
PROPERTY, PLANT AND EQUIPMENT, net                                  48,019             49,665
ASSETS HELD FOR SALE                                                    --                612
INTANGIBLE ASSETS, net                                              42,683             45,332
DEFERRED INCOME TAXES                                               26,891             26,387
NOTES RECEIVABLE AND  OTHER ASSETS                                     690                995
                                                                 ---------          ---------
      Total assets                                               $ 186,934          $ 194,703
                                                                 =========          =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                               $  12,311          $   5,737
  Accrued liabilities                                               20,199             23,246
  Dividends payable to stockholders                                    351                317
  Deferred income taxes                                             13,392             13,392
  Current maturities of long-term debt                              25,819             36,455
                                                                 ---------          ---------
      Total current liabilities                                     72,072             79,147

LONG-TERM DEBT                                                     111,359            110,768
                                                                 ---------          ---------
      Total liabilities                                            183,431            189,915
                                                                 ---------          ---------
SERIES A PREFERRED STOCK, REDEEMABLE, $0.01 par
  value, 100,000 shares authorized, 62,353
  and 58,498 shares issued and outstanding, respectively            57,188             50,641
REDEEMABLE COMMON STOCK, $0.001 par value,
  1,143,339 shares issued and outstanding                            3,430              3,383
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.001 par value, 50,000,000 shares
    authorized, 5,805,258 shares issued and outstanding                 12                 12
  Additional paid-in capital                                        51,822             51,822
  Treasury stock, 6,226,649 shares                                 (45,651)           (45,651)
  Warrants, 825,000 exercisable at $0.01 per share                   8,250              8,250
  Accumulated deficit                                              (71,548)           (63,669)
                                                                 ---------          ---------
      Total stockholders' deficit                                  (57,115)           (49,236)
                                                                 ---------          ---------
      Total liabilities and stockholders' deficit                $ 186,934          $ 194,703
                                                                 =========          =========

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended                  Nine Months Ended
                                                       September 29,     September 30,     September 29,     September 30,
                                                           2001              2000              2001              2000
                                                       -------------     -------------     -------------     -------------
                                                        (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
NET SALES                                               $    27,343       $    27,682       $   152,812       $   162,784
COST OF SALES                                                17,575            19,759            88,949           103,323
                                                        -----------       -----------       -----------       -----------
    Gross profit                                              9,768             7,923            63,863            59,461

SALES, MARKETING AND DELIVERY EXPENSES                        8,665             8,170            35,911            39,248
GENERAL AND ADMINISTRATIVE EXPENSES                           4,365             4,328            15,342            12,986
AMORTIZATION OF INTANGIBLE ASSETS                               357               430             1,123             1,288
                                                        -----------       -----------       -----------       -----------
    Income (loss) from operations                            (3,618)           (5,005)           11,488             5,939

INTEREST EXPENSE                                              4,163             4,114            13,024            12,418
OTHER INCOME (EXPENSE), NET                                      15               108               210            (1,249)
                                                        -----------       -----------       -----------       -----------
    Loss before income taxes                                 (7,796)           (9,227)           (1,746)           (5,230)

INCOME TAX BENEFIT (PROVISION)                                1,763             2,768               506            (1,033)
                                                        -----------       -----------       -----------       -----------
    Net loss                                                 (6,033)           (6,459)           (1,240)           (6,263)

SERIES A PREFERRED STOCK DIVIDENDS/STOCK ACCRETION            2,259             2,124             6,637             6,209
                                                        -----------       -----------       -----------       -----------
    Net loss applicable to common stock                 $    (8,292)      $    (8,583)      $    (7,877)      $   (12,472)
                                                        ===========       ===========       ===========       ===========
Basic and diluted loss per common share                 $     (1.19)      $     (1.24)      $     (1.13)      $     (1.79)
                                                        ===========       ===========       ===========       ===========
Shares used in per share calculation                      6,948,597         6,948,597         6,948,597         6,948,597
                                                        ===========       ===========       ===========       ===========

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                      (IN THOUSANDS, EXCEPT COMMON SHARES)

                                                                                                           Retained        Total
                                                                   Additional                              Earnings    Stockholders'
                                          Common       Common       Paid-In     Treasury                 (Accumulated     Equity
                                          Shares       Stock        Capital      Stock        Warrants     Deficit)      (Deficit)
                                         ---------    ---------    ----------   ---------     ---------  ------------  ------------
Balance, December 31, 2000               5,805,258    $      12    $  51,822    $ (45,651)    $   8,250    $ (63,669)    $ (49,236)
Accretion of Series A preferred stock           --           --           --           --            --         (669)         (669)
Accretion of redeemable common stock            --           --           --           --            --          (47)          (47)
Series A preferred stock dividends              --           --           --           --            --       (5,923)       (5,923)
Net loss                                        --           --           --           --            --       (1,240)       (1,240)
                                         ---------    ---------    ---------    ---------     ---------    ---------     ---------
Balance, September 29, 2001 (unaudited)  5,805,258    $      12    $  51,822    $ (45,651)    $   8,250    $ (71,548)    $ (57,115)
                                         =========    =========    =========    =========     =========    =========     =========

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)

                                                                          Nine Months Ended
                                                                   September 29,     September 30,
                                                                       2001              2000
                                                                   -------------     -------------
                                                                    (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (1,240)         $ (6,263)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                     6,531             5,937
      Loss (gain) on sale of fixed assets                                 180            (1,455)
      Interest paid in kind                                               589               530
      Deferred income taxes                                              (504)            1,013
      Changes in operating assets and liabilities:
        Decrease in accounts receivable                                 3,986             7,698
        Decrease in inventories                                         1,095             5,617
        Decrease (increase) in prepaid expenses
          and other current assets                                       (637)              596
        Increase in Christmas tree inventory                           (1,941)           (3,731)
        Decrease in notes receivable and other assets                     305               231
        Increase (decrease) in accounts payable                         6,574            (2,356)
        Increase in accrued liabilities                                 1,069             3,561
                                                                     --------          --------
          Net cash provided by operating activities                    16,007            11,378

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                            (3,762)           (7,108)
  Proceeds from sale of fixed assets                                      432             1,940
                                                                     --------          --------
          Net cash used in investing activities                        (3,330)           (5,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in cash float                                           (2,601)           (7,284)
  Financing and organizational costs                                       --                25
  Net borrowings (repayments) under revolving line of credit          (10,360)            1,681
  Repayments of long-term debt                                           (274)             (594)
                                                                     --------          --------
          Net cash used in financing activities                       (13,235)           (6,172)

NET INCREASE (DECREASE) IN CASH                                          (558)               38
CASH AT BEGINNING OF PERIOD                                               874               598
                                                                     --------          --------
CASH AT END OF PERIOD                                                $    316          $    636
                                                                     ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                         $  3,076          $  9,223
                                                                     ========          ========
    Income taxes                                                     $     25          $     63
                                                                     ========          ========

                   COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2001

NOTE 1 - BASIS OF PRESENTATION, OPERATIONS AND LIQUIDITY

     The consolidated financial statements of Color Spot Nurseries, Inc. (the "Company") as of September 29, 2001, and for the three and nine months ended September 29, 2001 and September 30, 2000 are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The Company's operations are highly seasonal and the results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

     The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements. Accordingly, these financial statements should be read in conjunction with the Company's financial statements for the six-month transition period ended December 31, 2000, contained in its Transition Report on Form 10-K. The Company's Transition Report was filed with the Securities and Exchange Commission on April 2, 2001.

     The Company is one of the largest wholesale nurseries in the United States, based on revenue and greenhouse square footage. The Company provides a wide assortment of high quality plants, including packaged bedding plants, flowering potted plants, groundcover, ornamental plants and shrubs and fresh-cut Christmas trees. As of September 29, 2001, the Company operated 13 production facilities located in four states. The Company also owns or leases growing fields for Christmas trees in Oregon, Michigan, North Carolina and Tennessee. The Company sells primarily to leading home centers and mass merchants, and to independent garden centers and commercial landscapers, located predominantly in California, Texas and other western states. The Company conducts its operations through one reportable segment.

     As of September 29, 2001, the Company had $137.2 million of debt and an accumulated deficit of $71.5 million. The Company is highly leveraged and has significant debt service obligations. The Company's debt service obligations have important consequences to holders of its debt, stock and warrants, including the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations, acquisitions, future business opportunities and other purposes and increasing its vulnerability to adverse general economic and industry conditions; (ii) its leveraged position may increase its vulnerability to competitive pressures;
(iii) the amended financial covenants and other restrictions contained in the Company's subsequently amended and restated Loan and Security Agreement with Fleet Capital Corporation, as agent (the "Amended Loan Agreement"), the indenture for the 13% notes and the certificates of designation for the Series A Preferred Stock and Series B Preferred Stock (issued in November 2001) will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

     On November 20, 2001, the Company reached an agreement with its creditors to substantially restructure its debt. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of the November 2001 debt restructuring.

NOTE 2 - INVENTORIES

     Inventories at September 29, 2001 and December 31, 2000, consisted of the following (in thousands):

                                              SEPTEMBER 29,     DECEMBER 31,
                                                  2001             2000
                                              -------------     ------------
                                               (UNAUDITED)
     Current:
        Plants, shrubs and ground cover         $ 43,996          $ 44,852
        Raw materials and supplies                 4,529             4,587
        Inventory reserves                        (3,640)           (3,459)
                                                --------          --------
           Total current inventories              44,885            45,980
     Non-current:
        Christmas trees                           10,250             8,309
                                                --------          --------
           Total inventories                    $ 55,135          $ 54,289
                                                ========          ========

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at September 29, 2001 and December 31, 2000, consisted of the following (in thousands):

                                                  SEPTEMBER 29,     DECEMBER 31,
                                                      2001             2000
                                                  -------------     ------------
                                                   (UNAUDITED)
     Land and land improvements                     $ 10,459          $ 10,353
     Greenhouses and buildings                        23,523            23,389
     Furniture and fixtures                            3,459             3,197
     Computer software                                 5,567             2,697
     Machinery and equipment                          20,849            21,061
     Leasehold improvements                            9,090             7,824
     Assets under capital leases                         564               482
     Construction in progress                          2,025             2,774
                                                    --------          --------
                                                      75,536            71,777
     Less: accumulated depreciation                  (27,517)          (22,112)
                                                    --------          --------
        Total property, plant and equipment         $ 48,019          $ 49,665
                                                    ========          ========

NOTE 4 - INTANGIBLE ASSETS

     Intangible assets at September 29, 2001 and December 31, 2000, consisted of the following (in thousands):

                                          SEPTEMBER 29,     DECEMBER 31,
                                              2001             2000
                                          -------------     ------------
                                          (UNAUDITED)
     Goodwill                               $ 47,517          $ 47,517
     Financing costs                           6,278             6,278
     Non-compete agreements                    1,694             1,694
     Other                                       916               916
                                            --------          --------
                                              56,405            56,405
                                            --------          --------
     Less: accumulated amortization          (13,722)          (11,073)
                                            --------          --------
        Total intangible assets             $ 42,683          $ 45,332
                                            ========          ========

NOTE 5 - DEBT

     Debt at September 29, 2001 and December 31, 2000, consisted of the following (in thousands):

                                     SEPTEMBER 29,      DECEMBER 31,
                                         2001              2000
                                     -------------      ------------
                                      (UNAUDITED)
     Revolving line of credit          $  25,244          $  35,604
     Senior subordinated notes           100,000            100,000
     Convertible note                     10,308              9,719
     Non-compete agreements                   43                220
     Other                                 1,583              1,680
                                       ---------          ---------
                                         137,178            147,223
     Less: current maturities            (25,819)           (36,455)
                                       ---------          ---------
          Long-term portion            $ 111,359          $ 110,768
                                       =========          =========

     The revolving line of credit represents borrowings under the Company's Amended Loan Agreement which provides up to $55.0 million of credit, of which a minimum of $10.0 million is available without limitation from October 1, 2001 through April 30, 2001, with the remainder subject to certain borrowing base limitations based upon a percentage of eligible inventory and eligible accounts receivable. The Amended Loan Agreement also includes a $5.0 million letter of credit facility. As of September 29, 2001 a total of $25.2 million was outstanding and an additional $0.9 million was available under this line of credit.

     On November 21, 2001, the Company reached an agreement with its Creditors to substantially restructure its debt. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of the November 2001 debt restructuring.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Accounting Standards 142, "Accounting for Goodwill" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting. Use of the pooling-of-interests method is prohibited. The provisions of the statement apply to all business combinations initiated after June 30, 2001. The Company does not expect that SFAS 141 will have a material impact on its consolidated financial statements. SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. SFAS 142 requires the Company to discontinue the periodic amortization of goodwill effective January 1, 2002. Additionally, SFAS 142 requires the Company to evaluate all unamortized goodwill for possible impairment within the first six months of fiscal 2002 based on new valuation criteria set forth in SFAS 142. All provisions of SFAS 142 must be applied for the fiscal year beginning January 1, 2002 to all of the Company's goodwill and other intangible assets, regardless of when those assets were initially recognized. At this time, the Company cannot estimate the impact of this statement on its consolidated financial statements, however, the effect may be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is one of the largest wholesale nurseries in the United States, based on annual revenue and greenhouse square footage. The Company sells a wide assortment of high quality bedding plants, shrubs, potted flowering plants, ground cover and Christmas trees, as well as extensive merchandising services, primarily to leading home centers and mass merchants. The Company's business is highly seasonal with a peak-selling season from March through June.

THREE MONTHS ENDED SEPTEMBER 29, 2001 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     NET SALES. Net sales decreased approximately $0.3 million, or 1.2%, to $27.3 million for the three months ended September 29, 2001, from $27.7 million during the three months ended September 30, 2000. This decrease is primarily the result of lower sales to lower volume customers, offset by higher sales to larger, higher volume customers.

     GROSS PROFIT. Gross profit increased approximately $1.8 million to $9.8 million for the three months ended September 29, 2001, from $7.9 million during the three months ended September 30, 2000. Gross profit as a percentage of net sales increased to 35.7% for the three months ended September 29, 2001, from 28.6% for the three months ended September 30, 2000. The increase in gross profit as a percentage of net sales in 2001 was primarily the result of improved pricing strategies, tighter cost controls and reduced excess production, partially offset by higher utility rates.

     SALES, MARKETING AND DELIVERY EXPENSES. Sales, marketing and delivery expenses increased $0.5 million to $8.7 million for the three months ended September 29, 2001, from $8.2 million in the three months ended September 30, 2000. Sales, marketing and delivery expenses, as a percentage of net sales, increased to 31.7% for the three months ended September 29, 2001, from 29.5% for the three months ended September 29, 2000. The increase, as a percentage of net sales, was primarily the result of three factors: increased distribution costs due to longer travel routes; higher lease costs; and increased use of merchandisers.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 29, 2001, remained relatively flat as compared to the three months ended September 30, 2000.

     INTEREST EXPENSE. Interest expense for the three months ended September 29, 2001, remained relatively flat as compared to the three months ended September 30, 2000. Higher borrowing levels were offset by lower interest rates.

     TAXES. The effective tax rate decreased to 22.6% for the three months ended September 29, 2001, from 30.0% for the three months ended September 29, 2000, primarily due to the impact of permanent items on a lower projected pre-tax loss. The Company's California state net operating loss carryforwards expire beginning on June 30, 2001 and are fully reserved. Although the Company has not provided a valuation allowance against its federal net operating loss carryforwards, the realizability of the related assets is periodically evaluated. The federal net operating losses expire beginning on June 30, 2011.

NINE MONTHS ENDED SEPTEMBER 29, 2001 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     NET SALES. Net sales decreased $10.0 million, or 6.1%, to $152.8 million for the nine months ended September 29, 2001, from $162.8 million during the nine months ended September 30, 2000. This decrease is primarily the result of the Company's strategic plan to reduce sales to low volume customers and to customers in less profitable outlying markets such as Colorado, Tennessee and Idaho. In addition, same store sales for the Company's larger accounts declined from the comparable period of the prior year reflecting the general economic slowdown in its retail markets.

     GROSS PROFIT. Gross profit increased $4.4 million to $63.9 million for the nine months ended September 29, 2001, from $59.5 million during the nine months ended September 30, 2000. Gross profit as a percentage of net sales increased to 41.8% for the nine months ended September 29, 2001, from 36.5% for the nine months ended September 30, 2000. The increase in gross profit as a percentage of net sales in 2001 was primarily the result of improved pricing strategies, tighter cost controls and reduced excess production, partially offset by higher utility rates.

     SALES, MARKETING AND DELIVERY EXPENSES. Sales, marketing and delivery expenses decreased $3.3 million to $35.9 million for the nine months ended September 29, 2001, from $39.2 million in the nine months ended September 30, 2000. Sales, marketing and delivery expenses, as a percentage of net sales, decreased to 23.5% for the nine months ended September 29, 2001, from 24.1% for the nine months ended September 30, 2000. The decrease, as a percentage of net sales, was the result of the Company achieving its strategic initiative during the first six months of the fiscal year to lower distribution costs by reducing sales and deliveries to outlying markets.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $2.4 million, to $15.3 million for the nine months ended September 29, 2001, from $13.0 million in the nine months ended September 30, 2000. This increase is primarily due to a reversal of management bonuses recorded during the nine months ended September 29, 2000 that were accrued in calendar 2000 before the change in the Company's fiscal year end.

     INTEREST EXPENSE. Interest expense increased to $13.0 million for the nine months ended September 29, 2001, from $12.4 million in the nine months ended September 30, 2000, as a result of higher average borrowing levels during the nine months ended September 29, 2001.

     TAXES. The Company recorded a net benefit of $0.5 million or 29.0% on its pre-tax loss for the nine months ended September 29, 2001 as compared to a net provision of $1.0 million on its pre-tax loss for the nine months ended September 30, 2000. The provision recorded during the nine months ended September 30, 2000 was due to cumulative rate adjustments recorded as a result of weaker than expected performance and the effect of permanent book-tax differences on pre-tax losses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements are primarily to fund its seasonal working capital needs and capital expenditures. The Company's primary source of funds is through borrowings under its revolving line of credit. During the nine months ended September 29, 2001, the Company's operating activities provided $16.0 million in cash, an improvement of $4.6 million from $11.4 million provided during the nine months ended September 30, 2000. The increase in cash provided from operating activities was the result of improved performance and increases in accounts payable partially offset by higher levels of accounts receivable and inventories. The Company also invested $3.8 million and $7.1 million during the nine months ended September 29, 2001 and September 30, 2000, respectively, for necessary production and computer equipment and facility infrastructure repairs and improvements, as well as required capital projects to meet environmental requirements. As a result of greater cash provided by operating activities and lower purchases of fixed assets, the Company was able to reduce its revolver borrowings by $10.4 million during the nine months ended September 29, 2001 compared to an increase in such borrowings of $1.7 million during the nine months ended September 30, 2000.

NOVEMBER 2001 RESTRUCTURING OF COMPANY DEBT

     On November 20, 2001, the Company reached an agreement with its creditors to restructure its debt. The following summarizes the background and effect of the debt restructuring. The accounting consequences of the debt restructuring will be recorded in the quarter ending December 31, 2001.

BACKGROUND OF THE RESTRUCTURING

     As previously reported, the Company had been in default on various financial covenants on its prior loan agreement with Fleet Capital Corporation and certain other lenders ("Fleet") at various times since June 30, 2000. The Company also was not in compliance with its financial covenants as of September 29, 2001, however, it received a waiver of this violation in connection with the restructuring. As a result of the defaults and pending expiration of the prior loan agreement, the Company entered into ongoing discussions with Fleet regarding a new credit facility. In the second quarter of 2001, Fleet informed the Company that it would use the subordination provisions in the prior loan agreement to block the Company's payment of interest due on the Company's 10.5% Senior Subordinated Notes (the "Old Notes"). Thus, the Company also entered into negotiations with holders of a majority of the Old Notes in an attempt to renegotiate the terms of the Old Notes. These negotiations eventually led to a complete restructuring of the Company's debt, which included the prior loan agreement, the Catalyst Note (as defined below), the Old Notes and the Heller Note. Each of these transactions was consummated on November 20, 2001.

TERMS OF THE AMENDED LOAN AGREEMENT

     The Amended Loan Agreement with Fleet, which expires on September 15, 2003, provides the Company with up to $55.0 million of credit and is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable. The Amended Loan Agreement includes a seasonal advance provision that allows the Company to borrow additional funds above the borrowing base limitations during the seven-month period beginning on October 1st and ending on April 30th. The Company will be entitled to seasonal advances of up to $10 million from October 1, 2001 through April 30, 2002, and up to $8 million from October 1, 2002 through April 30, 2003. These seasonal maximums are subject to decrease, depending on the value of the Company's real estate, machinery and equipment. The Amended Loan Agreement also includes a $5.0 million letter of credit facility, but the total amount available under the Amended Loan Agreement will be reduced by the face amount of any outstanding letters of credit.

     Borrowings under the Amended Loan Agreement bear interest, at the Company's option, at the prime rate plus 1.0% or the London interbank offer rate ("LIBOR") plus 3.0%. Seasonal advances under the Amended Loan Agreement bear interest, at the Company's option, at prime rate plus 1.5% or LIBOR plus 3.5%.

     The Amended Loan Agreement contains various covenants, including, without limitation covenants prohibiting or limiting the Company's ability to incur additional indebtedness, grant liens, make guarantees, enter into mergers or acquisitions, make capital expenditures, and pay dividends and other distributions. The Amended Loan Agreement also contains financial covenants and information reporting requirements.

     The Amended Loan Agreement contains various events of default, the occurrence and continuance of which would entitle the lenders to accelerate the maturity of all loans and terminate their revolving credit and letter of credit commitment. Events of default include: (i) failure to pay any principal, interest, fees or other amounts; (ii) breaches of representations and warranties; (iii) violations of covenants; (iv) bankruptcy or insolvency; (v) unsatisfied judgments in excess of certain thresholds; (vi) certain events giving rise to liability under the Employee Retirement Income Security Act;
(vii) change of ownership of the Company; (viii) defaults under certain other agreements; (ix) the occurrence of certain uninsured losses; (x) business disruption or condemnation; (xi) a challenge to the enforceability of any loan document or obligation under the Amended Loan Agreement or the perfection or priority of any lien granted to Fleet; (xii) a revocation, attempted revocation, repudiation or default under the terms of any subsidiary guaranty; and (xiii) the departure of either the current Chief Executive Officer or Chief Financial Officer from the Company unless replaced with an individual satisfactory to the lenders or the departure of both the current Chief Executive Officer or Chief Financial Officer within a 6 month period even if the lenders approve of the replacements for such individuals. Events of default will also give the lenders the right to possess and sell the collateral security to obtain funds to satisfy outstanding obligations to the lenders. The obligations under the Amended Loan Agreement are secured by substantially all of the Company's assets. In addition, the lenders may refuse to advance funds upon request if there has been a material adverse change in the Company's operations.

     Certain of the lenders obtained the right to acquire up to 34% of the Company's common stock as an inducement to enter into the Amended Loan Agreement. The exact amount of common stock which may be acquired will depend on Fleet's ability to syndicate the loans under the Amended Loan Agreement on or before February 18, 2002. This obligation may be satisfied either by the Company or by the transfer of common stock from the existing common stockholders.

TERMS OF THE NEW CATALYST NOTE

     As part of the restructuring, the Company entered into a Securities Purchase Agreement with Catalyst Equity Fund L.P. ("Catalyst"), pursuant to which the Company sold to Catalyst $12.0 million in senior subordinated secured notes (the "Catalyst Note"). The Catalyst Note is junior and subordinated to the Amended Loan Agreement and senior to the New Notes (as defined below) and all other indebtedness of the Company. The proceeds from the Catalyst Note were used to refinance a portion of the Company's obligations under the Amended Loan Agreement, to pay interest due on the Old Notes, and to pay expenses associated with restructuring the Company's debt. The Catalyst Note is secured by substantially all of the Company's assets, subject only to outstanding liens under the Amended Loan Agreement.

     The Catalyst Note bears interest at the rate of 15% per annum, payable monthly, and also bears a 5% annual renewal fee and a 5% fee upon repayment. The Catalyst Note is payable in full on October 1, 2003 and cannot be repaid prior to that date unless there is a change in control. If a change in control occurs prior to the first anniversary of the closing of the Catalyst Note, the Catalyst Note is subject to mandatory redemption at 110% of the principal amount (including all accrued and unpaid interest). If a change in control occurs after the first anniversary of the closing, the Catalyst Note is subject to mandatory redemption at 105% of the principal amount (including all accrued and unpaid interest).

     The Catalyst Note contains various covenants, including, without limitation, covenants prohibiting or limiting the Company's ability to incur additional indebtedness, grant liens, make guarantees, enter into mergers or acquisitions, make capital expenditures, and pay dividends and other distributions. The Catalyst Note also contains financial covenants and information reporting requirements.

     The Catalyst Note contains various events of default, the occurrence and continuance of which would entitle Catalyst to accelerate the maturity of the Catalyst Note. Events of default include: (i) failure to pay any principal, interest, fees or other amounts; (ii) breaches of representations and warranties; (iii) violations of covenants; (iv) bankruptcy or insolvency; (v) unsatisfied judgments in excess of certain thresholds; (vi) certain events giving rise to liability under the Employee Retirement Income Security Act;
(vii) change of ownership of the Company; (viii) payment defaults under certain other agreements; (ix) the occurrence of certain uninsured losses; (x) business disruption or condemnation; (xi) a challenge to the enforceability of any loan document executed in connection with the Catalyst Note or obligation under the Catalyst Note or the perfection or priority of any lien granted to Catalyst;
(xii) a default under the terms of any subsidiary guaranty; (xiii) the termination of the Amended Loan Agreement or other agreements entered into in connection therewith or termination of the commitments under the Amended Loan Agreement; and (xiv) the departure of either the current Chief Executive Officer or Chief Financial Officer from the Company unless replaced with an individual satisfactory to Catalyst or the departure of both the current Chief Executive Officer and Chief Financial Officer within a 6 month period even if Catalyst approves of the replacements for such individuals. Events of default will also give Catalyst the right to possess and sell the collateral security to obtain funds to satisfy outstanding obligations to the lenders, subject to the terms of the subordination agreement between Fleet and Catalyst. The obligations under the Catalyst Note are secured by substantially all of the Company's assets, which security interest is subordinate to the security interest granted to Fleet under the Amended Loan Agreement.

EXCHANGE OF OLD NOTES FOR NEW SENIOR SUBORDINATED NOTES AND SERIES B PREFERRED STOCK

     As part of the Company's recapitalization, the Company exchanged each $1,000 in principal amount of Old Notes for the following (the "Exchange Offer"):

o    $500 principal amount of new 13% Senior Subordinated Notes due 2005;

o additional principal amount of new 13% Senior Subordinated Notes due 2005 equal to the interest that would have accrued on the $500 principal amount of the new notes described above for the period from June 16, 2001 to the closing date of the Exchange Offer (as if such new notes had been outstanding on June 16, 2001) (together with the $500 principal amount of new notes described above, the "New Notes");

o an additional cash payment equal to the sum of interest due on the tendered Old Notes on June 15, 2001 (equal to $52.50 per $1,000 principal amount held);

o six (6) shares of 13% Series B Cumulative Preferred Stock, with a liquidation preference of $100 per share ("Series B Preferred Stock"); and

o additional shares of Series B Preferred Stock equal to the dividend that would have accrued on the Series B Preferred Stock described above for the period from June 16, 2001 to the closing date of the Exchange Offer (as if the Series B Preferred Stock had been outstanding on June 16, 2001).

Holders of 100% of Old Notes tendered their Old Notes in the Exchange Offer.

     The following represents a summary of the key terms of the New Notes and the Series B Preferred Stock.

                             TERMS OF THE NEW NOTES

SECURITIES OFFERED  $500 principal amount of new 13% Senior Subordinated Notes due 2005 and additional principal amount of new 13% Senior Subordinated Notes due 2005 equal to the interest that would have accrued on the New Notes for the period from June 16, 2001 to the closing date of the Exchange Offer (as if the New Notes had been outstanding on June 16, 2001).

MATURITY DATE       December 15, 2005.

INTEREST; INTEREST  Interest on the New Notes will accrue at a rate of 13% per
PAYMENT DATES       annum and will be payable quarterly in cash on each March
                    15, June 15, September 15 and December 15 commencing on
                    December 15, 2001, except that on or prior to June 15, 2003, interest may be paid, at the Company's option, by (i) the cash payment of accrued interest at the annual rate equal to 11% and (ii) the issuance of additional New Notes with a principal amount equal to the interest accrued to such date at an annual rate equal to 2%. Interest on the New Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance.

MANDATORY           The New Notes are not entitled to the benefit of any
REDEMPTION          mandatory sinking fund.

OPTIONAL REDEMPTION The New Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, on and after December 15, 2002 upon not less than 30 nor more than 60 days' prior written notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on December 15 of the year set forth below, plus in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

                                  2002            105.25%
                                  2003            103.50%
                                  2004            101.75%

                    Notwithstanding the foregoing, in connection with a refinancing of the entire outstanding principal amount of the New Notes, within six months of the issue date, the New Notes are redeemable with no premium at the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption.

CHANGE OF CONTROL   Upon the occurrence of a change of control of the Company, each holder of New Notes will have the right to require the Company to repurchase such holder's New Notes at a purchase price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase. In the event of a change of control of the Company, there can be no assurance that the Company will have sufficient cash to fulfill such repurchase obligation.

RANKING The New Notes will be unsecured and subordinated in right of payment to all existing and future senior debt of the Company, including the obligations under the Amended Loan Agreement and the Catalyst Note. The New Notes will rank PARI PASSU with any future senior subordinated indebtedness of the Company and will rank senior to all other subordinated debt of the Company. The New Notes Indenture permits the Company to incur additional indebtedness, including up to $85.0 million of senior debt available under the Company's credit facilities, subject to certain limitations.

CERTAIN COVENANTS   The indenture for the New Notes (the "New Notes Indenture")
                    contains covenants
                    that will, subject to certain exceptions, limit, among other things, the ability of the Company and its subsidiaries to
                    (i) pay dividends or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock and preferred stock; (iii) create liens on assets; (iv) merge, consolidate, or sell all or substantially all of their assets; (v) enter into certain transactions with affiliates; and (vi) create restrictions on dividends or other payments by subsidiaries to the Company.


                      TERMS OF THE SERIES B PREFERRED STOCK

SECURITIES OFFERED  Six (6) shares of the Company's 13% Series B Cumulative
                    Preferred Stock, par value $.01 per share, for each $1,000 principal amount of Old Notes, plus additional shares of Series B Preferred Stock equal to the dividend that would have accrued on the Series B Preferred Stock for the period from June 16, 2001 to the closing date of the Exchange Offer (as if the Series B Preferred Stock had been outstanding on June 16, 2001).

LIQUIDATION         $100 per share.
PREFERENCE

DIVIDENDS           The Series B Preferred Stock pays dividends at a rate per
                    annum of 13% of the liquidation preference of $100 per share
                    (subject to increase as set forth below). Dividends will accumulate from the date of issuance and will be payable quarterly on each March 15, June 15, September 15 and
                    December 15 commencing on December 15, 2001. Upon certain events of default by the Company described in the Certificate of Designation for the Series B Preferred Stock, the dividends on the Series B Preferred Stock will accrue at a rate of 18% per annum of the liquidation preference thereof until such event of default is cured. Dividends will be payable in cash, except that on or prior to June 15, 2003, dividends may be paid, at the Company's option, by the issuance of additional shares of Series B Preferred Stock
                    (including fractional shares) having an aggregate liquidation preference equal to the amount of such dividends.

RANKING The Series B Preferred Stock ranks senior in right of payment to all other classes or series of capital stock of the Company as to dividends and upon liquidation, dissolution or winding up of the Company.

MANDATORY           The Company is required, subject to certain conditions, to
REDEMPTION          redeem all of the shares of Series B Preferred Stock
                    outstanding on December 15, 2005 at a redemption price in cash equal to the liquidation preference thereof, plus accrued and unpaid dividends, if any, to the date of redemption.

OPTIONAL            The Series B Preferred Stock is redeemable, at the Company's
REDEMPTION          option, in whole at any time or in part from time to time, on and after December 15, 2002 at the following redemption prices (expressed as percentages of the liquidation preference thereof), in each case, together with accrued and unpaid dividends, if any, to the date of redemption, upon not less than 30 nor more than 60 days' prior written notice, if redeemed during the 12-month period commencing on December 15 of each of the years set forth below:

                                  2002            105.25%
                                  2003            103.50%
                                  2004            101.75%

CHANGE OF CONTROL   In the event of a change of control the Company will,
                    subject to certain conditions, be required to offer to repurchase all or any part of such holder's Series B
                    Preferred

                    Stock at an offer price in cash equal to 101% of the aggregate liquidation preference thereof plus accrued and unpaid dividends, if any, thereon to the date of purchase. In the event of a change of control of the Company, there can be no assurance that the Company will have sufficient cash to fulfill such repurchase obligations.

VOTING The Series B Preferred Stock will be non-voting, except as otherwise required by law and except in certain circumstances described in the Certificate of Designation for the Series B Preferred Stock, including (i) amending certain rights of the holders of Series B Preferred Stock,
                    (ii) the issuance of any new class of equity securities that ranks PARI PASSU with or senior to the Series B Preferred Stock, (iii) effecting a merger, consolidation, sale of all or substantially all of the Company's assets, and (iv) making certain asset acquisitions. In addition, in the event
                    (i) the Company fails to pay cash dividends on the Series B Preferred Stock when due, (ii) subject to certain exceptions, the Company fails to pay cash interest on the New Notes when due, or (iii) the Company is under protection of Title 11 of the United States Code pursuant to a case commenced after September 15, 2003 or, subject to certain conditions, pursuant to a voluntary case commenced prior to September 15, 2003, the holders of the Series B Preferred Stock shall have the right to elect a majority of the Board of Directors, the Series B Preferred Stock shall vote with the common stock, together as a class, on all other matters on which the common stock is entitled to vote other than election of the Company's Board of Directors, and each share of Series B Preferred Stock shall have a number of votes per share such that the Series B Preferred Stock controls a majority of the votes of the combined class.

CERTAIN RESTRICTIVE The Certificate of Designation for the Series B Preferred
PROVISIONS          Stock contains certain restrictive provisions that, among
                    other things, limit the ability of the Company and its subsidiaries to pay dividends or make certain other restricted payments, incur additional indebtedness or enter into certain transactions with affiliates.


AMENDMENTS TO SERIES A PREFERRED STOCK

     The Company also amended the terms of its Series A Preferred Stock to provide (i) that dividends may be paid at the option of the Company by the issuance of additional shares of Series A Preferred Stock (including fractional shares) having an aggregate liquidation preference equal to the amount of such dividends through December 15, 2005, (ii) the holders of a majority of the outstanding shares of Series A Preferred Stock the right to elect 1 member of the Board of Directors of the Company (which number shall be increased to 2 at such time as there have been six full quarterly unpaid dividends (whether or not consecutive) and designate one person as a non-voting observer to all meetings of the Board of Directors, and (iii) to conform the definition of "change of control" to the definition contained in the Series B Preferred Stock.

     The holders of the Series A Preferred Stock obtained the right to acquire 15% of the Company's common stock as an inducement to agree to amend the Series A Preferred Stock. Such stock will be issued on or before December 31, 2001 by the Company or by the transfer of common stock from the existing stockholders of the Company.

EXCHANGE OF OLD HELLER NOTE FOR NEW HELLER NOTE AND SERIES B-1 PREFERRED STOCK

     The Company also exchanged its 8.0% Subordinated Convertible Note issued to Heller Equity Capital Corporation (the "Old Heller Note") with an aggregate principal amount of $10.4 million on November 20, 2001, for a new 8.0% Subordinated Convertible Note (the "New Heller Note") and 12% Series B-1 Cumulative Preferred Stock (the "Series B-1 Preferred Stock"). The New Heller
Note is due on December 15, 2005 and has a principal balance of $4.7 million on November 20, 2001, representing 45% of the balance due on the Old Heller Note. The newly issued Series B-1 Preferred Stock has an outstanding principal balance of $5.7 million, representing 5.5 shares of Series B-1 Preferred Stock per $1,000 outstanding under the Old Heller Note on the closing date. The change of control provisions in the New Heller Note conform to the change of control provisions of the New Notes.

     The New Heller Note accrues interest daily at the rate of 8.0% per annum and is payable on December 15, 2005. Interest is payable semi-annually in cash or, at the option of the Company, interest may be capitalized and added to the principal amount of the New Heller Note. The New Heller Note is subject to mandatory redemption prior to December 15, 2005 upon:

o a sale or issuance of capital stock of the Company which results in any person or group of affiliated persons (other than KCSN Acquisition Company, L.P. and its affiliates) possessing the voting power to elect a majority of the Company's Board of Directors; and

o a sale or transfer of more than 50% of the Company's consolidated assets or a merger or consolidation in which the holders of the capital stock of the Company prior to such merger or consolidation do not have the power to elect a majority of the Board of Directors of the surviving entity following such merger or consolidation.

The New Heller Note is also subject to acceleration in the event of: (a) failure to pay principal or interest; (b) certain unremedied covenant breaches; (c) bankruptcy or insolvency of the Company; (d) an individual final judgment in excess of $250,000 or in the aggregate, judgments in excess of $1.0 million; (e) the acceleration of other indebtedness of $1.0 million individually or $2.5 million in the aggregate prior to its stated maturity; or (f) failure by the Company to make a mandatory redemption of the New Heller Note. The New Heller
Note is subordinate to the Company's obligations under the Amended Loan Agreement and the Catalyst Note and PARI PASSU with the New Notes that are outstanding.

     The New Heller Note is redeemable in whole or in part by the Company upon 45 days notice to Heller. Prior to any redemption, Heller may convert the New Heller Note into that number of shares of common stock computed by dividing the principal amount to be converted, plus capitalized interest accrued on such principal amount, by the conversion price then in effect (currently $20.09 per share).

     The terms of the newly issued Series B-1 Preferred Stock are substantially identical to those of the Series B Preferred Stock, which are discussed above, with the exception that (a) dividends accrue at the rate of 12% of the liquidation preference of $100 per share per annum, (b) the Series B-1 Preferred Stock is convertible, at the option of the holder, into the number of shares of non-voting common stock (voting common stock if the conversion is effected in connection with a public offering) computed by dividing the aggregate liquidation preference of the shares to be converted by the conversion price then in effect (currently $20.09 per share) and (c) the holders of the Series B Preferred Stock have certain voting rights that the holders of the Series B-1 Preferred Stock do not have.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's liabilities consist primarily of a revolving line of credit, senior subordinated notes, other notes and accounts payable. The Company has also issued Series A Preferred Stock, Series B and B-1 Preferred Stock, redeemable common stock and common stock. Such liabilities and stockholders' equity have varying levels of sensitivity to changes in market interest rates. Interest rate risk results when, due to different maturity dates and re-pricing intervals, interest rate indices for interest-bearing liabilities increase relative to income earning assets, thereby creating a risk of decreased net earnings and cash flow.

     The following table reflects the debt restructuring that occurred on November 20, 2001 and provides information about the Company's market sensitive liabilities, categorized by scheduled maturity subject to various accelerations, and constitutes a "forward-looking statement." For more information, please refer to "Item 1. Financial Statements and Condensed Notes to Consolidated Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                        Scheduled Maturities
                                 --------------------------------------------------------------------------
                                                                                          There-
Long-term Liabilities:            2001      2002        2003        2004        2005       After     Total
                                 ------    ------      ------      ------      ------     -------    ------
Fixed Rate:
  Series A Preferred Stock        --         --          --          --          --       $110.9     $110.9
  Average Interest Rate           13%        13%         13%         13%         13%          13%
  Series B Preferred Stock        --         --          --          --       $77.5          --      $ 77.5
  Average Interest Rate           13%        13%         13%         13%         13%         --
  Series B-1 Preferred Stock      --         --          --          --       $ 7.1          --      $  7.1
  Average Interest Rate           12%        12%         12%         12%         12%         --

                                                        Scheduled Maturities
                                 --------------------------------------------------------------------------
                                                                                          There-
Long-term Liabilities:            2001      2002        2003        2004        2005       After     Total
                                 ------    ------      ------      ------      ------     -------    ------
  New Notes                       --         --          --          --       $54.5         --       $ 54.5
  Average Interest Rate           13.0%      13.0%       13.0%       13.0%     13.0%        --

  New Heller Note                 --         --          --          --       $ 6.4         --       $  6.4
  Average Interest Rate            8.0%       8.0%        8.0%        8.0%      8.0%        --

  Oda Note                        --         --          --         $ 1.0        --         --       $  1.0
  Average Interest Rate            9.0%       9.0%        9.0%        9.0%       --         --

  Catalyst Note                   --         --         $12.0        --          --         --       $ 12.0
  Average Interest Rate           15.0%      15.0%       15.0%       --          --         --

Variable Rate:

  Amended Loan Agreement          --         --         $55.0                                        $ 55.0


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Previously reported in the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2001 and on Form 8-K filed October 23, 2001. The defaults led to the recapitalization transactions discussed under the caption "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - November 2001 Restructuring of Company Debt."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By written consent, the common stockholders and holders of Series A Preferred Stock approved the amendment to the Certificate of Designation for the Series A Preferred Stock.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

     Exhibit
       No.                              Description
     -------   -----------------------------------------------------------------
       4.1     Indenture for 13% Senior Subordinated Notes due 2005.

       4.2 Certificate of Amendment to the Certificate of Designation for 13% Series A Cumulative Preferred Stock.

       4.3     Certificate of Designation for 13% Series B Cumulative Preferred Stock.

       4.4     Certificate of Designation for 12% Series B-1 Cumulative Preferred Stock.

       4.5     8% Subordinated Convertible Note due 2005 with Heller Equity
               Capital Corporation.

       4.6 Registration Rights Agreement dated as of November 20, 2001 among the Registrant and certain holders of the 13% Senior Subordinated
               Notes and Series B Preferred Stock.

       4.7     Second Amended and Restated Stockholders Agreement dated as of
               November 20, 2001.

      10.1     Amended and Restated Loan and Security Agreement with Fleet
               Capital Corporation, as agent, dated November 20, 2001.

      10.2     Securities Purchase Agreement with Catalyst Equity Fund, L.P.
               dated as of November 20, 2001.

      10.3     Employment Agreement dated May 5, 2001 with David J. Barrett.

      10.4     Employment Agreement dated March 26, 2001 with Charles A. Ferer.

     (b)  REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: December 14, 2001.


                                        COLOR SPOT NURSERIES, INC.
                                        a Delaware corporation

                                        By: /s/ David J. Barrett
                                            ------------------------------------
                                        Name: David J. Barrett
                                        Title: Chief Executive Officer
                                               (PRINCIPAL EXECUTIVE OFFICER



                                        By: /s/ Charles A. Ferer
                                            ------------------------------------
                                        Name: David J. Barrett
                                        Title: Chief Financial Officer
                                               (PRINCIPAL FINANCIAL OFFICER AND
                                               PRINCIPAL ACCOUNTING OFFICER)