Form 10-K
period 2001-12-31
COLOR SPOT NURSERIES INC
filed 2002-04-03
CIK 1015399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-23483

COLOR SPOT NURSERIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0363266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3478 Buskirk Avenue Pleasant Hill, California	94523
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (925) 934-4443

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

13% Series A Cumulative Preferred Stock and Warrants to purchase Common Stock
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the Registrant’s voting stock held as of March 15, 2002 by non-affiliates of the Registrant was $19,177. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 958,865 shares of voting stock are held by non-affiliates. As of March 15, 2002, the Registrant had 7,186,008 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

Certain statements under the captions “Items 1 and 2. Business and Properties,” “Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” and elsewhere throughout this Annual Report on Form 10-K (“Annual Report”) of Color Spot Nurseries, Inc. which are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements deal with the current intentions, beliefs and expectations of management with respect to the Company’s business and are typically identified by phrases such as “the Company plans,” “management believes” and other phrases of similar meaning. These statements involve known and unknown risks and other factors which may cause the Company’s actual results, levels of activity, performance or achievements to differ, perhaps materially, from anticipated results. These risks and uncertainties include, among others:

•              the Company’s substantial leverage and debt service;

•              restrictions imposed by debt covenants;

•              the uncertainty of additional financing to fund future operating and capital needs;

•              weather and general agricultural risks;

•              seasonality and the variability of quarterly results;

•              the concentration of sales to key customers, such as Home Depot;

•              regulatory constraints and changes in laws or regulations concerning the gardening industry;

•              labor laws and changes in the minimum wage;

•              the short operating history under current management;

•              sensitivity to price increases of raw materials, fuel and utilities;

•              the Company’s dependence on leased facilities;

•              lack of a market for the Company’s securities; and

•                                          other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

For a discussion of these factors and others, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Certain Business Considerations” of this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements made in, or incorporated by reference into, this Annual Report or other filings with the Securities and Exchange Commission, any document or statement referring to this Annual Report or the Company’s press releases.

ii

COLOR SPOT NURSERIES, INC.

iii

COLOR SPOT NURSERIES, INC.

ANNUAL REPORT ON FORM 10–K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

PART I

Items 1 and  2.   Business and Properties

Overview

Color Spot Nurseries, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on August 17, 1995, and along with its consolidated subsidiaries, is one of the largest wholesale nurseries in the United States, based on revenue and greenhouse square footage. The Company provides a wide assortment of high quality plants as well as extensive merchandising services primarily to leading home centers and mass merchants and to independent garden centers and commercial landscapers. Currently, the Company distributes products to over 1,400 retail and 1,200 commercial customers, representing over 2,000 locations, primarily in the western and southwestern regions of the United States.

The Company believes it is one of the few wholesale nurseries that has the scale and distribution capabilities necessary to provide large volumes of high quality product to its retail customers on a multi-regional basis. The Company currently produces over 1,000 varieties of live plants, including bedding plants, shrubs, flowering potted plants, ground cover and fresh cut Christmas trees. Through its sales force of approximately three hundred sales and merchandising personnel, the Company also provides retail customers with a broad array of value-added services, such as in-store merchandising, product display and maintenance, promotional planning and product reordering. The Company believes that providing these services differentiates it from its competitors and establishes it as a preferred supplier in the industry. The Company operates 13 nursery production facilities located in California, Texas, Arizona and Washington, as well as Christmas tree growing fields in Oregon, Michigan, North Carolina and Tennessee.

During 2000, the Company elected to change its fiscal year end from June 30th to December 31st. Previously, the fiscal year ran from July 1st through June 30th. This Annual Report covers the period from January 1, 2001 through December 31, 2001 (“2001”), and is the first fiscal year to correspond with the calendar year. A Transition Report was filed that covered the period from July 1, 2000 through December 31, 2000 (the “Transition Period”).  The Company’s business is highly seasonal with the majority of its sales occurring in the first half of the calendar year. Therefore, the results for the Transition Period exclude the Company’s peak selling period. Prior to the twelve months ended December 31, 2001, the most recent results and analysis for a 12 month reporting period, which includes the Company’s peak selling season, is fiscal year 2000, covering the period from July 1, 1999 through June 30, 2000.  The Company also temporarily closed four production facilities during the Transition Period in order to improve financial performance and reduce excess capacity.

The Company had been in default on various financial covenants on its prior loan agreement with Fleet Capital Corporation and certain other lenders (“Fleet”) at various times since June 30, 2000, as well as out of compliance with debt covenants of prior credit facilities in previous periods.  As a result of the defaults and pending expiration of the prior loan agreement, the Company entered into discussions with Fleet regarding a new credit facility.  In the second quarter of 2001, Fleet informed the Company that it would use the subordination provisions in the prior loan agreement to block the Company’s payment of interest due on the Company’s 10.5% Senior Subordinated Notes (the “Old Notes”). Thus, the Company also entered into negotiations with holders of a majority of the Old Notes in an attempt to renegotiate the terms of the Old Notes. These negotiations eventually led to a complete restructuring of the Company’s debt.  All of the restructuring transactions were consummated on November 20, 2001.  (See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — November 2001 Restructuring of Company Debt.)

The Company is subject to significant risks in its current operations (See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

In recent years, the live plant market has demonstrated consistent growth. The live plant retail distribution channel has consolidated significantly over the last 10 years, with sales shifting from local independent nurseries to large home centers and mass merchants, such as Home Depot, Lowe’s, Wal-Mart, Rite Aid, Costco and Target.  Moreover, the relatively low price of most live plants encourages impulse buying by consumers and makes these products relatively resistant to economic downturns. Retail consolidation has altered the nature of the wholesale demand for live plants. Given the sophistication, size and geographic diversity of the national chains, retail customers prefer suppliers that can meet demanding delivery schedules, fulfill large volume requirements and provide a variety of value-added services.

Despite this retail consolidation, the wholesale nursery industry is still highly fragmented and is characterized by a large number of local independent nurseries.  Management believes that the Company is well positioned as a large branded and professionally managed company to consolidate the wholesale industry.

Business Strategy

The Company’s long-term goals are to continue to enhance its leadership position in the wholesale nursery industry in its established markets and to become the market share leader in targeted new regions nationwide. The Company’s business strategy is designed to meet the increasing demands of retail customers and consumers, both of which are critical to its success. The business strategy includes the following four key elements:

Offer Broad Selection of High Quality Products

The Company provides retail customers and consumers with a broad selection of high quality live plants. Through frequent deliveries, careful pre-delivery screening and regular plant maintenance, the Company is able to provide consistently fresh and attractive products. The Company’s products include over 1,000 varieties of live plants, including bedding plants, shrubs, flowering potted plants, ground cover and fresh cut Christmas trees. In addition, the Company continually seeks to develop new products through proprietary retail product lines and creative, easy-to-use packaging. Management believes the Company is one of the few wholesale nurseries that can consistently provide the large volumes of high quality products desired by home centers, mass merchants and premium independent garden centers.

Provide Superior Customer Service

The Company believes that its value-added services differentiate it from its competitors and establish the Company as a preferred supplier to high-volume retail customers. The Company services its retail customers through a sales force of approximately three hundred sales and merchandising personnel, which management believes is the largest service force in the wholesale nursery industry. The Company’s service philosophy encourages its sales merchandisers to function effectively as garden center employees, working closely with retail store personnel to anticipate changing customer demands and to react to local growing conditions. Services include in-store merchandising, product display, plant maintenance, promotional planning and product reordering. Due to the perishable nature of its products, management believes these services are critical to maintaining attractive and fresh product displays and retail sales growth.

Capitalize on Large-Scale and Multi-Regional Capabilities

Management believes that home centers and mass merchants prefer to buy from large wholesale nurseries that are able to consistently deliver high quality products to a broad geographic area. The Company is one of the largest wholesale nurseries in the United States and one of the few nurseries that has the scale and distribution capabilities to support home centers and mass merchants on a multi-regional basis. The Company’s production facilities are located in diverse geographic regions to attempt to increase distribution efficiency, better serve customers and minimize the effects of adverse weather conditions.

Continue to Strengthen Relationships with Large Retail Customers

The Company has long-standing relationships with many leading home centers and other mass merchants in the United States. Management believes the Company is the largest supplier of live plants for Home Depot, Wal-Mart and Rite Aid in the western United States. The Company is involved in its retail customers’ sales and inventory planning processes, allowing it to plan its production capacity more effectively to meet its retail customers’ demands. In addition, the Company works with a number of its high-volume retail customers to develop proprietary products, new packaging and sales and promotional programs.

Growth Strategy

Contingent upon improvements in its financial performance, the Company’s long-term growth strategy is to expand its presence in its existing markets and continue to enter new geographic markets.  An important aspect of the Company’s growth strategy is to increase its penetration in targeted markets thereby enabling it to better serve high-volume retail customers, enhancing its brand name recognition and increasing operating efficiencies. The Company’s growth strategy includes the following three key elements:

Existing and New Customer Growth

The Company plans to increase sales by growing with its existing high-volume retail customers and seeking new relationships with other high-volume retailers and premium independent garden centers. The Company strives to increase the number of stores it serves for current retail customers both through serving a larger percentage of its retail customers’ established stores and its retail customers’ new stores as those retailers expand.

Acquisitions

Although the Company temporarily closed four production facilities during the Transition Period in order to improve financial performance and reduce excess capacity, and management does not anticipate any acquisitions during the next 12 months, the Company’s long-term goal may involve pursuing new acquisitions. The Company seeks acquisitions that will establish a platform in a new geographic area or “fill-ins” of its product lines and production capacities in existing markets. Between October 1996 and September 1997, the Company completed 13 acquisitions, adding 13 production facilities, over 1,800 growing acres of production capacity and over 8.4 million square feet of greenhouse space.

Product Line Expansion

The Company actively seeks new product opportunities, while simultaneously streamlining existing product offerings to focus on high-volume items.  By offering a greater variety of products overall, management believes the Company’s retail customers are able to reduce their number of live plant suppliers. Since June 30, 1996, the Company has expanded its product line into new areas of the wholesale nursery industry, including shrubs, flowering potted plants and ground cover. In 1997, the Company also entered into the fresh cut Christmas tree business in order to utilize available sales channels and to reduce the impact of seasonality by increasing sales and profitability during the winter months.

Properties and Facilities

The Company currently operates 13 production facilities in four states comprising approximately 1,900 acres of growing fields and over 11 million square feet of greenhouse space. Each production facility consists primarily of growing fields, greenhouses, warehouse space and distribution areas. The Company leases approximately 60% of its acreage and approximately 80% of its greenhouse space.  Management believes that most of its leases can be extended on acceptable terms. The profile of the Company’s production facilities is as follows:

LOCATION	OWNED/LEASED	PRODUCT LINE
WESTERN:
Carson, CA	Leased	Bedding Plants
Chino, CA	Leased	Shrubs
Fallbrook, CA	Leased	Bedding Plants
Lodi, CA	Leased	Bedding Plants / Shrubs
Richmond, CA	Leased	Bedding Plants
Salinas, CA	Leased	Bedding Plants
San Juan Capistrano, CA	Leased	Shrubs
Phoenix, AZ	Leased	Bedding Plants / Shrubs
Mt. Vernon, WA	Leased	Bedding Plants

SOUTHWESTERN:
Huntsville, TX	Leased	Bedding Plants
San Antonio, TX	Owned	Bedding Plants / Shrubs
Waller, TX	Leased	Bedding Plants
Walnut Springs, TX	Owned	Bedding Plants

NON-OPERATIONAL:
Watsonville, CA	Leased	Not Applicable
Sunol, CA	Leased	Not Applicable
Waco, TX	Owned	Not Applicable

During the Transition Period, the Company removed excess production capacity by temporarily closing four facilities. The inventory at these facilities was sold or transferred to other facilities. Three of the four closed facilities may be reopened if business growth warrants.  The Company continues to own one of the closed facilities and continues to lease two others.  One of the facilities, the Company no longer leases.

As has occurred in the past, the Company periodically evaluates its facilities and may close or dispose of facilities if it is in the best interests of the Company.

The following table sets forth changes in the number of production facilities in 2001, the Transition Period and the four prior fiscal years:

	Transition Period Ended			Fiscal Year
	2001	12/31/2000	2000	1999	1998	1997
Production facilities at beginning of the period	13	17	17	19	13	6

Production facilities acquired/(closed)	0	(4)	0	(2)	6	7

Production facilities at end of the period	13	13	17	17	19	13

In addition to the production facilities for bedding plants and shrubs, the Company also leases several growing fields for Christmas trees in Oregon, Michigan, North Carolina and Tennessee.

Products

The Company is committed to providing its retail customers and consumers with a broad selection of high quality live plant products. The Company’s products include over 1,000 varieties of plants, including a wide selection of bedding plants, shrubs, flowering potted plants, ground cover and fresh-cut Christmas trees. Most of the Company’s products are sold under the Color Spot brand name and include easy-to-read labels containing growing instructions and a color picture of a mature plant. Products are sold in various containers and sizes, ranging from flats and packs containing numerous small plants to single containers containing one plant. The Company constantly strives for product innovations, such as new packaging and “premium” potted flowers. In addition, the Company works closely with its large retail customers to develop proprietary branded products.

The Company’s business is highly seasonal, with the majority of its sales occurring in the first half of the calendar year for most products other than Christmas trees and certain winter products.

Customers

During 2001, the Company sold products to over 1,400 retail customers  and 1,200 commercial customers in more than 2,000 locations. In order to promote efficiency and improve profitability, the Company will continue to reduce low-volume purchasers from its customer base. The Company sells a majority of its products to large national retailers and has long-standing relationships with many of these retail customers. The retail customer base includes home centers, mass merchants, drug stores, premium independent nursery chains and, to a lesser extent, grocery stores. Sales to national retail chains have increased significantly as these retail customers continue to gain market share.

The following table sets forth a selected list of customers for each major category of retail customers:

Home Centers	Mass Merchants	Drug & Grocery Chains	Independent Nurseries
Home Depot	Wal-Mart	Albertson’s	Cornelius Nurseries
Lowe’s	K-Mart	H.E.B.	Star Nursery
Orchard Supply Hardware		Rite-Aid Drug Stores
Safeway
Longs Drug Stores

Management believes that the Company’s ability to consistently provide high quality products and value-added services on a multi-regional basis provides significant competitive advantages in serving the retail channel. The Company’s products typically account for over half of the bedding plant sales in stores it supplies. In each region, the Company’s goal is to serve every store operated by each of its retail customers. During 2001, the top eight retail customers accounted for approximately 84% of net sales and sales to Home Depot represented approximately 45% of net sales.  During the Transition Period (which does not include the peak selling period), the top eight customers accounted for approximately 77% of net sales and sales to Home Depot represented approximately 41% of net sales.

The Company also serves commercial customers, such as landscapers, golf courses, office parks and hotels. Approximately 3.3% of 2001 net sales and less than 1% of net sales for the Transition Period were derived from sales to commercial customers.

K-Mart Corporation announced on January 22, 2002 that it filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code, in order to aggressively address the financial and operational challenges impacting its performance. In its filing, K-Mart indicated that it plans to reorganize on a fast-track basis and has targeted emergence from Chapter 11 in 2003.  During fiscal year 2001, sales to K-Mart accounted for approximately nine percent of the Company’s total net sales.  On January 22, 2002, the Company’s pre-petition accounts receivable from K-Mart totaled $0.7 million (for which a 100% reserve has been provided), which represented  the lowest exposure level of the year and therefore allowed the Company to proceed into its peak revenue season without significant disruption or economic exposure.  Product shipments to K-Mart resumed in February 2002, after having been suspended in January 2002.  The Company also received a waiver from Fleet allowing up to a maximum of $3.0 million of post-petition accounts receivable from K-Mart to be allowed in the computation of its borrowing base.

Sales and Services

The Company offers a broad range of value-added services to help its retail customers maximize live plant sales and profitability. Management believes that a well-maintained product display increases sales volume and encourages impulse buying by retail consumers. The average shelf life for a majority of the products is two to three weeks following delivery. Live plant products, like fresh produce in a supermarket, are unlikely to sell if they are not fresh and merchandised correctly. Due to the perishable nature of the Company’s products, management believes that services provided to retail customers are critical to maintaining attractive and fresh product displays. The Company services its retail customers through a sales force of approximately three hundred sales and merchandising personnel. Each sales representative generally covers eight to ten stores, although sales representatives covering large volume stores may be assigned as few as one to three locations. Sales merchandisers typically provide merchandising services to each of their stores four to seven times per week, which may include:

•              design and layout of the garden shop area;

•              design and construction of display tables and end caps;

•              creation of point-of-purchase signs;

•              implementation of Color Spot promotional and marketing programs;

•              maintenance of clean and fresh product displays;

•              reordering and restocking merchandise;

•              maintenance of prominent floor space; and

•              assisting consumers with product and planting information.

Management believes that its sales merchandisers can provide many of these services more effectively than retail customers because sales merchandisers focus exclusively on live plants. Furthermore, the Company’s sales merchandisers receive ongoing training and are compensated on a commission basis as a percentage of net sales. Retail consumers often rely on the Company’s employees to answer questions and give advice about selecting and planting live plants.

In addition to providing merchandising services at the store level, the Company plays an important role in assisting retail customers with their sales and inventory planning. Typically, the Company’s senior sales executives will meet periodically with the retail customer’s senior representative to plan sales of the Company’s products based on that retail customer’s anticipated store growth and general product needs. In addition, the Company’s sales executives meet frequently with regional and corporate buyers to more specifically plan seasonal product needs and sales forecasts and to incorporate its promotional events and pricing strategies into their plans. At the store level, the Company’s local sales and merchandising personnel work with in-store personnel to execute sales plans and continually monitor sales and inventory.

Competition

The wholesale nursery industry is highly competitive. Competition is based principally on product quality, breadth of product offerings, customer service and price. Management believes the Company has differentiated itself from its competitors through the breadth of its product offerings, multi-regional capabilities and the value-added services it provides to its retail customers. The wholesale nursery industry is highly fragmented with over 10,000 small and regional nurseries nationwide. Historically, the 10 largest wholesale nurseries in the United States have accounted for slightly less than one-tenth of total wholesale production. The Company competes directly with a large number of western and southwestern producers. On a multi-regional basis, the Company also competes with Hines Nurseries, primarily in bedding plants and shrubs, and with Monrovia Nursery Company, primarily in shrubs. The fresh cut Christmas tree market is also highly fragmented and, on a regional basis, the Company competes in this market with Holiday Tree Farms and The Kirk Company.

Employees

As of March 1, 2002, the Company had 1,684 full-time employees. During the peak growing season, which runs from February through June, the Company employs a substantial number of seasonal employees. Total employment generally will peak at over 3,500 employees in May. All of the Company’s seasonal employees are paid on an hourly basis. None of the employees are covered by a collective bargaining agreement. Management believes its relationship with its employees is good.

Government Regulation

The Company is subject to federal, state and local health and safety laws and regulations regarding the production, storage and transportation of certain of its products and the disposal of its waste. Certain of the Company’s operations and activities, such as water runoff from its production facilities and the use of certain pesticides are subject to regulation by the EPA and similar state and local agencies. These agencies may regulate or prohibit the use of such products, procedures or operations, thereby affecting its operations and profitability. In addition, the Company must comply with a broad range of environmental laws and regulations. More stringent health, safety and environmental laws and regulations may be enacted in the future and such changes could have a material adverse effect on the Company.

The Company uses reclamation water as one of the sources of water supply for a few of its production facilities. The use and pricing of reclamation water, including availability of subsidized water rates, is governed by federal reclamation laws and regulations. Changes in the law could have a material adverse effect on the Company.

Trademarks and Trade Names

The Company is the registered owner of the COLOR SPOT® trademark in the United States. A majority of its products are sold under the trademark. The Company is also the registered owner of various other trademarks that are used by certain facilities.

Item 3.   Legal Proceedings

In May 2001, Campbell Tree & Land, Co. (“Campbell”) filed an action against the Company, entitled Campbell Tree & Land v. Color Spot Nurseries, Inc., Color Spot Christmas Trees, Inc., Case number 01-C-0555, in the U.S. District Court for the Eastern District of Wisconsin. The dispute underlying this litigation arose from the sale of tree inventory by Campbell to the Company during the fall of 2000, while the parties were negotiating a Purchase and Marketing Agreement. The Purchase and Marketing Agreement was never finalized or executed because the parties never agreed upon the terms, although the Company paid over $1 million to Campbell for the inventory. Campbell is claiming that because the Purchase and Marketing Agreement was never finalized, higher prices applied to the inventory and the Company owes Campbell an additional $985,000. Although the Company has had settlement discussions with Campbell representatives, the Company now intends to vigorously defend its position. However, the Company cannot reasonably predict the outcome of the case nor estimate the financial loss that may result from any unfavorable outcome. The Company believes, however, that an unfavorable outcome of this matter could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is from time to time subject to various other legal proceedings incidental to its business. Management believes that the ultimate resolution of other current proceedings will not have a material adverse effect on its financial position or results of operations, taken as a whole.

Item 4.   Submission of Matters to a Vote of Security Holders

By written consent, the common stockholders and holders of Series A Cumulative Preferred Stock (“Series A Preferred Stock”) approved the Amendment to the Certificate of Designation for the Series A Preferred Stock, as reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters.

Common Stock

There is no established trading market for the Company’s common stock.  At March 15, 2002, the number of holders of record of the common stock was 47.

The Company has not declared or paid dividends on its common stock during 2001,  the Transition Period or the last two fiscal years. The Company does not anticipate paying dividends on its common stock in the foreseeable future. The Company’s credit facilities and corollary agreements prohibit the payment of cash dividends on common stock without the lender’s consent. Any future credit facilities are also likely to prohibit the payment of dividends. Future declaration or payment of dividends, if any, will be at the discretion of management and the Board of Directors and will depend on the Company’s financial condition at the time of consideration, results of operations, capital requirements and other factors deemed relevant by management and the Board of Directors.  (See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources and — Certain Business Considerations.)

On December 31, 2001, The Company issued an additional 237,410 shares of its common stock, of which, 52,440 shares were issued as a result of the exercise of certain stock options and 184,970 were issued to existing holders of the Company’s Series A Preferred Stock as an inducement to amend certain provisions of the Series A Preferred Stock.  (See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — November 2001 Restructuring of Company Debt.)  Also, as part of the inducement, 1,016,681 shares of common stock were transferred to the holders of the Series A Preferred Stock from existing common stock holders.

Warrants

In December 1997, the Company issued 825,000 warrants to purchase common stock at $.01 per share, subject to certain adjustments. As of March 15, 2002, none of the warrants have been exercised. The warrants are exercisable prior to December 15, 2008. In the absence of an exercise, the warrants will automatically be deemed to have been exercised on December 15, 2008 on a cash-less basis. Although the shares reserved for issuance upon the exercise of the warrants were registered under the Securities Act of 1933, as amended, there is no established trading market for the warrants.

Preferred Stock

In December 1997, the Company issued 40,000 shares of Series A Preferred Stock. Although the issuance of Series A Preferred Stock was registered under the Securities Act of 1933, there is no established trading market for the Series A Preferred Stock. Through December 2005, 13% dividends on the Series A Preferred Stock have been and are expected to be paid in additional shares of Series A Preferred Stock. Thereafter, dividends are to be paid in cash. In addition, the Company’s credit facilities and corollary agreements associated with the 10 ½% Senior Subordinated Notes due 2007 and the Series A Preferred Stock and warrants restrict the payment of cash dividends on the Series A Preferred Stock (other than for payment of dividends associated with fractional shares). Future declaration or payment of dividends, if any, will be at the discretion of management and the Board of Directors and will depend on the Company’s current financial condition at the time of consideration, results of operations, capital requirements and other factors deemed relevant by management and the Board of Directors.  (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources and — Certain Business Considerations.)

In November 2001, the Company issued 634,450 shares of Series B Preferred Stock and 57,328 shares of B-1 Preferred Stock.  There is no established trading market for the Series B or B-1 Preferred Stock. Through June 2003,

13% dividends on the Series B Preferred Stock and 12% dividends on the Series B-1 Preferred Stock have been and are expected to be paid in additional shares of Series B or B-1 Preferred Stock. Thereafter, dividends are to be paid in cash.  In addition, the Company’s credit facilities and other agreements restrict the payment of cash dividends on the Series B and B-1 Preferred Stock (other than for payment of dividends associated with fractional shares).  Future declaration or payment of dividends, if any, will be at the discretion of management and the Board of Directors and will depend on the Company’s current financial condition at the time of consideration, results of operations, capital requirements and other factors deemed relevant by management and the Board of Directors.  (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources and — Certain Business Considerations.)

Recent Sales of Unregistered Securities

During  2001, the Company issued stock options to purchase 340,000 shares of common stock under the 1997 Stock Option Plan, with exercise prices ranging from $3.00 to $0.02 per share.  The options were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On November 20, 2001, the Company exchanged its $100 million principal amount of its existing 10 ½% Senior Subordinated Notes plus accrued interest subsequent to June 16, 2001 for 634,450 shares of Series B Preferred Stock and $52.9 million principal amount of new 13% Senior Subordinated Notes.  Simultaneously, the Company exchanged its approximately $10.4 million 8% Subordinated Convertible Note for 57,328 shares of Series B-1 Preferred Stock and approximately $4.7 million principal amount of a new 8% Subordinated Convertible Note.  (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — November 2001 Restructuring of Company Debt.)  The new 13% Senior Subordinated Notes and the new 8% Subordinated Convertible Notes were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item  6.   Selected Consolidated Financial Data.

The financial information presented below as of December 31, 2001 and 2000, and June 30, 2000, 1999, 1998, and 1997, as well as for the twelve months ended December 31, 2001, the six months ended December 31, 2000, and the fiscal years ended June 30, 2000, 1999, 1998, and 1997, is derived from the audited financial statements, some appearing elsewhere in this Form 10-K. The financial information as of December 31, 1999, for the twelve month period ended December 31, 2000 and the six month period ended December 31, 1999 is unaudited.

	Year Ended	12 Months Ended	Six Months Ended		Fiscal Year Ended
Color Spot Nurseries, Inc.	12/31/01	12/31/00	12/31/00	12/31/99	6/30/00	6/30/99	6/30/98(2)	6/30/97 (1)
		(unaudited)		(unaudited)
Statement of Operations Data:
Net sales	$191,225	$209,584	$74,482	$75,785	$210,887	$206,076	$187,731	$113,400
Gross profit	76,437	73,286	21,748	28,458	79,996	88,283	51,517	49,374
Sales, marketing and delivery expenses	45,952	51,656	20,578	19,284	50,362	46,252	50,033	31,168
General and administrative expenses	22,131	18,273	9,615	12,182	20,840	25,610	13,338	7,300
Amortization of intangible assets	1,471	1,637	779	861	1,719	1,727	2,308	990
Restructuring costs and other	3,328	—	—	—	—	—	2,400	—
Income (loss) from operations	3,555	1,720	(9,224)	(3,869)	7,075	14,694	(16,562)	9,916
Interest expense	14,866	16,846	8,542	7,658	15,962	16,464	13,405	4,179
Other expense (income), net	246	(1,092)	265	97	(1,260)	355	(285)	(148)
Income tax provision (benefit)	12,993	(2,133)	(5,934)	(4,592)	(791)	(727)	(10,514)	2,830
Income before extraordinary gain (loss)	(24,550)	(11,901)	(12,097)	(7,032)	(6,836)	(1,398)	(19,168)	3,055
Cumulative effect of change in accounting principle	—	—	—	—	—	(1,718)	—	—
Extraordinary loss	—	—	—	—	—	(1,018)	(2,792)	(215)
Net income (loss)	$(24,550)	$(11,901)	$(12,097)	$(7,032)	$(6,836)	$(4,134)	$(21,960)	$2,840
Per share amounts(3)
Income (loss) before cumulative effect of change in accounting principles and extraordinary loss — basic	$(5.01)	$(2.92)	$(2.36)	$(1.57)	$(2.13)	$(1.22)	$(3.25)	$0.49
Income (loss) before cumulative effect of change in accounting principles and extraordinary loss — basic diluted	$(5.01)	$(2.92)	$(2.36)	$(1.57)	$(2.13)	$(1.22)	$(3.25)	$0.45
Dividends per share	—	—	—	—	—	—	—	$0.22
Operating Data:
EBITDA(4)	$15,656	$9,454	$(5,413)	$31	$14,898	$21,899	$(10,585)	$13,357
Cash flows from operating activities	2,375	1,111	(16,271)	(9,411)	7,971	15,216	(25,865)	(4,093)
Cash flows from investing activities	(4,711)	(6,520)	(3,032)	(661)	(4,149)	(2,176)	(54,047)	(58,234)
Cash flows from financing activities	3,936	5,685	18,415	9,250	(3,480)	(13,864)	79,394	64,388
Depreciation and amortization	8,767	7,734	3,811	3,900	7,823	7,205	5,977	3,441
Capital expenditures	5,142	8,460	3,032	661	6,089	2,176	13,508	6,181
Ratio of earnings to fixed charges(5)	—	—	—	—	—	—	—	2.10
Number of production facilities(6)	13	13	13	17	17	17	19	13
Balance Sheet Data (end of period):
Working capital(7)	$2,023	$(15,744)	$(15,744)	$21,354	$16,289	$20,184	$26,809	$14,161
Total assets	168,182	194,703	194,703	194,872	185,789	181,754	210,350	133,417
Long-term debt, excluding current portion	80,246	110,768	110,768	132,408	124,690	123,413	135,044	83,408
Stockholders' equity (deficit)	$(84,027)	$(49,236)	$(49,236)	$(29,250)	$(32,984)	$(18,489)	$(7,491)	$4,075

(1)                                 Includes the financial results of NAB Nursery and B&C Growers from October 1996, Sunrise Growers from November 1996, Sunnyside Plants from January 1997, Lone Star Growers Co. from February 1997, Signature Trees from March 1997 and Hi–C Nursery from April 1997.

(2)                                 Includes the financial results of Plants, Inc., Peters’ Wholesale Greenhouses, Inc. and Wolfe Greenhouses, LLC from July 1997, Cracon, Inc. and Summersun Greenhouse Co. from August 1997 and Oda Nursery, Inc. from September 1997.

(3)                                 Per share amounts exclude extraordinary loss which would decrease the basic diluted share amounts by $0.15, $0.40 and $0.03 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

(4)                                 EBITDA represents income before interest expense, depreciation and amortization expense, the provision for income taxes, other (income) expense, restructuring costs, changes in accounting principles and extraordinary items. While EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Other companies may define EBITDA differently, and as a result, those measures may not be comparable to its EBITDA. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)  EBITDA for the fiscal year ended June 30, 1998 includes $2,400,000 of non-recurring charges.

(5)                                 For purposes of computing a ratio of earnings to fixed charges, “earnings” consist of income (loss) before provision for income taxes plus fixed charges. “Fixed charges” consist of interest on all indebtedness, amortization of deferred debt financing costs and one-third of rental expenses (the portion deemed representative of the interest factor). Earnings were insufficient to cover fixed charges by $11,557, $14,034, $18,031, $11,624, $7,627, $2,125 and $29,682 for the year ended

December 31, 2001 and 2000, the six months ended December 31, 2000 and 1999 and the years ended June 30, 2000, 1999 and 1998, respectively.

(6)                                 Facilities include owned and leased properties as of the end of each period, excluding Christmas tree fields.

(7)                                 Due to certain provisions within the Company’s revolving credit facility, the outstanding balance on its revolving loan was classified as current at December 31, 2001 and 2000, whereas it was classified as long-term in earlier periods.

Item  7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Items 1 and 2. “Business and Properties,” as well as in this Annual Report on Form 10-K generally. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in this Item 7 under the heading “Certain Business Considerations.”

Overview

The Company is one of the largest wholesale nurseries in the United States, based on revenue and greenhouse square footage. The Company sells a wide assortment of high quality bedding plants, shrubs, flowering potted plants, ground cover and Christmas trees and provides extensive merchandising services primarily to leading home centers and mass merchants.

Beginning in 1998, and from time-to-time thereafter, the Company has experienced financial difficulties.  As a result, in several periods, the Company violated its debt covenants and has taken certain charges relating to restructuring its operations, debt and equity. During this period there has been significant management turnover.  In November 2001, the Company substantially restructured its debt (see Notes 9, 11 and 12).  Terms of the new debt and equity arrangements are restrictive and include numerous financial and non-financial covenants.  The Company is highly leveraged, has significant debt service obligations, including maturity of its line of credit on September 15, 2003, and has other business risks which, because of its leverage position, may be difficult to manage.  Key business risks include, but are not limited to, customer concentration, reliance on key vendors, weather and general agricultural risks, governmental regulations, sensitivity to labor, utility or raw material price increases, competition, litigation and dependence on leased facilities.

The accompanying financial statements were prepared contemplating the realization of all recorded assets and the satisfaction of liabilities in the normal course of business.  Ultimately,  the Company must generate sufficient cash flow to meet its obligations as they come due, comply with the terms of its debt and equity facilities, including meeting its financial covenants, and ultimately attain profitability and achieve other business objectives or there will be a material adverse impact on its business, financial position and results of operations.  No assurance can be provided that the Company will be able to attain profitability or achieve its business objectives or that assets will be realizable at their carrying values.

During 2000, management elected to change the Company’s fiscal year end from June 30th to December 31st. Previously, the fiscal year ran from July 1st through June 30th. A Transition Report was filed that covered the Transition Period from July 1, 2000 to December 31, 2000. Beginning with 2001, the fiscal year corresponds with the calendar year. The Company’s business is highly seasonal with the majority of its sales occurring in the first half of the calendar year and operating losses historically occurring in the third and fourth calendar quarters. Therefore, the results for the Transition Period excluded the peak selling period for a majority of the Company’s products. Prior to 2001, the most recent audited results for a 12-month reporting period, which include the peak season, are fiscal year 2000 (covering the period from July 1, 1999 through June 30, 2000).

Although the Company has attempted to reduce the effects of seasonality with sales that are counter-seasonal to its historic products with the acquisition of Christmas tree operations, sales remain highly seasonal. The percent of sales from the Christmas trees business, was high during the Transition Period due to the exclusion of the Company’s peak season from the Transition Period. The percentage distribution of net sales in 2001, the Transition Period and the last two fiscal years by product category was as follows:

		Transition Period Ended December 31, 2000	Fiscal Year Ended June 30,
	2001		2000	1999
Bedding Plants	71%	54%	66%	63%
Flowering Potted Plants	1%	5%	8%	9%
Shrubs	18%	13%	16%	16%
Ground Cover	4%	1%	2%	4%
Christmas Trees	6%	27%	8%	8%
	100%	100%	100%	100%

In fiscal 1999, the Company attempted to improve operating results and strengthen its financial position by implementing a more conservative sales and production plan and adjusting its production process to better match customer demand. As a result of these efforts, and favorable weather patterns, fiscal 1999 sales increased to $206.1 million and operating income improved by $31.3 million over the prior year, to $16.5 million.

In fiscal 2000, sales increased to $210.9 million and the  Company generated income from operations of $7.1 million. However, operating income decreased by $7.6 million compared to fiscal 1999. Performance during the year was impacted by a combination of under-performing facilities, inefficiencies driven by changes in the level and mix of the production plan and cost structure expansions related to further decentralization. The inefficiencies were evident in materials and labor impacting gross margins and the impact of further decentralization resulted in duplicative costs in selling, general and administrative functions. The decentralization of certain functions led to inexperienced decision making and untimely adjustments to the production plan that ultimately resulted in overproduction. As a result, excess product was sold at discounted sales prices or written off during the fourth quarter of fiscal 2000 that resulted in decreased margins and a decrease in working capital of $3.9 million from the prior fiscal year. Gross profit declined to approximately 38% of net sales for the fiscal year ended June 30, 2000, down from approximately 43% of net sales during the prior fiscal year.

The Company temporarily closed four production facilities during the Transition Period in order to improve financial performance and reduce excess capacity.   During the Transition Period, sales decreased slightly and operating income declined compared to the comparable six months in the prior year due to a combination of factors, including poor weather conditions, costs of closing certain facilities, higher fuel costs and losses resulting from the use of a contaminated growth retardant chemical.

In 2001, sales declined to $191.2 million and the Company generated income from operations of $3.6 million (including $3.3 million of restructuring costs).  Gross profit improved to 40.0% from 35.0% for the twelve months ended December 31, 2000 and from 37.9% for the twelve months ended June 30, 2000 and sales, marketing and delivery expenses declined to $46.0 million.  In 2001, the Company improved operating profits (before restructuring costs) through reducing sales to low volume customers and to customers in less profitable outlying markets and through cost containment activities.

The Company’s designation as an agricultural company provides favorable tax treatment since agricultural companies are generally permitted to calculate taxable income on a cash basis. While the financial statements include tax expense in certain years, the Company has historically not paid income taxes.  The Company has generated significant net operating losses since its inception and accumulate a large net operating loss carry-forward. At December 31, 2001 the Company has available federal and state net operating loss carryforwards of approximately $95.0 million and $39.1 million, respectively. The federal net operating loss carryforwards expire beginning on June 30, 2011 and the state net operating loss carryforwards expire beginning on June 30, 2001 and are substantially expired by June 30, 2003.  These net operating losses may be substantially limited in use in any given year, subject to Section 382 of the Internal Revenue Code of 1986, as amended (“IRS Code”), as a result of an ownership change. In addition, significant taxable income must be generated in order to realize these recorded benefits.  The Company provided a valuation allowance against the state and federal net deferred tax asset in fiscal 2000 and 2001 as a result of uncertainties relating to the realizability of the related assets.

Critical Accounting Policies

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company identified the most critical accounting principles upon which its financial status depends.  The Company determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting policies were determined to be those related to revenue recognition, bad debt reserves, inventory valuation and reserves, valuation allowances on deferred taxes, self-insurance reserves and impairment of fixed assets and goodwill.  We state these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis.

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related   to product returns, customer rebates, bad debts, inventory reserves, self-insurance reserves and contingencies.  The Company bases its estimates on historical experience and forecasts as well as on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company records estimated reductions to revenue for customer volume-based incentives which may occasionally vary on a percentage basis depending upon certain volume levels. If market conditions were to change such that actual sales were significantly different than forecasted sales, actual amounts due may differ significantly from estimated amounts, The Company records estimates of expected product returns based upon historical experience as well as an on-going review of current market conditions.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company bases its estimates upon on-going review of the financial condition of it customers as well as upon the age of its receivables.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company records reserves against its inventory for its estimated unmarketable inventory.  Amounts are estimated based upon the relationship of end of period inventory levels to projected future sales over the next 13 weeks. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered past performance as well as future taxable income in assessing the need for the valuation allowance. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. The Company records a reserve for its self-insurance policies in an amount equal to the expected ultimate costs less stop-loss repayment of all claims incurred and expected to be incurred during the period.  The actual claims experience may differ significantly from such estimates.  The Company carries significant balances in its financial statements for fixed assets and goodwill.  The Company is currently evaluating the impact of recent accounting pronouncements upon the carrying value of assets.  At this time, the Company cannot reasonably estimate the impact on their consolidated financial statements of such pronouncements; however, the effect may be material.  See Note 2 to Notes to Consolidated Financial Statements - "Recent Accounting Pronouncements."

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following table sets forth for the periods indicated certain consolidated income statement items as a percentage of net sales:

	Year Ended December 31,		Six Months Ended December 31,		Fiscal Year Ended June 30,
	2001	2000	2000	1999	2000	1999
		(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.0	65.0	70.8	62.4	62.1	57.2

Gross profit	40.0	35.0	29.2	37.6	37.9	42.8

Sales, marketing and delivery expenses	24.0	24.6	27.6	25.4	23.9	22.5
General and administrative expenses	11.6	8.7	12.9	16.1	9.9	12.4
Amortization of intangible assets	0.8	0.8	1.0	1.1	0.8	0.8
Restructuring costs	1.7	0.0	0.0	0.0	0.0	0.0

Income (loss) from operations	1.9	0.8	(12.4)	(5.1)	3.3	7.1

Interest expense	7.8	8.0	11.5	10.1	7.6	8.0
Other expense (income), net	0.1	(0.5)	0.4	0.1	(0.6)	0.1

Loss before income taxes, cumulative effect of change in accounting principle and extraordinary loss	(6.0)	(6.7)	(24.2)	(15.3)	(3.7)	(1.0)

Income tax benefit (provision)	(6.8)	1.0	8.0	6.1	0.4	0.3

Loss before cumulative effect of change in accounting principle and extraordinary loss	(12.8)	(5.7)	(16.2)	(9.3)	(3.3)	(0.7)
Cumulative effect of change in accounting principle	0.0	0.0	0.0	0.0	0.0	0.8
Extraordinary loss	0.0	0.0	0.0	0.0	0.0	0.5

Net loss	(12.8)%	(5.7)%	(16.2)%	(9.3)%	(3.3)%	(2.0)%

The Company changed its fiscal year end from June 30 to December 31, effective December 31, 2000. The Company’s audited financial statements cover the six months ended December 31, 2000, and the year ended June 30, 2000.  Financial information for the year ended December 31, 2000, is unaudited and is presented for comparative purposes only.

YEAR ENDED DECEMBER 31, 2001 (“2001”) AS COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2000 (“PRIOR TWELVE MONTH PERIOD”)

NET SALES. Net sales decreased $18.4 million, or 8.8%, to $191.2 million during 2001 from $209.6 million  in the Prior Twelve Month Period.  This decrease was primarily due to the Company’s strategic objective to reduce sales  to low volume customers and to customers in less profitable outlying markets.  Sales were also impacted by the Company’s decision to temporarily close four production facilities during the Prior Twelve Month Period in order to improve financial performance and reduce excess capacity.  In addition, mature store sales for the Company’s larger accounts declined in 2001 compared to the Prior Twelve Month Period reflecting the general economic slowdown in its retail markets.  Lastly, the Company also exited its floral business during the Prior Twelve Month Period to focus its efforts upon its core products.

GROSS PROFIT. Gross profit increased $3.2 million to $76.4 million during 2001 from $73.3 million in the Prior Twelve Month Period and gross profit as a percentage of net sales increased to 40.0% during 2001 from 35.0% in the Prior Twelve Month Period. The increase in gross profit was primarily the result of improved pricing strategies, tighter costs controls and reduced excess production partially offset by higher utility costs.

OPERATING EXPENSES. Sales, marketing and delivery expenses decreased $5.7 million to $46.0 million during 2001 from $51.7 million during the Prior Twelve Month Period.  As a percentage of net sales, sales, marketing and delivery expenses decreased 0.6% to 24.0% during 2001 from 24.6% during the Prior Twelve Month Period. General and Administrative expenses increased $3.9 million, or 21.1%, to $22.1 million during 2001 from $18.3 million during the Prior Twelve Month Period.  This increase is primarily the result of a large reversal of management bonuses recorded during the Prior Twelve Month Period which were accrued during the prior calendar year as well as higher bad debt expense in 2001 due to the K-Mart bankruptcy filing and higher costs for consultants and outside professionals in 2001.  Amortization of intangible assets decreased slightly during 2001 as certain assets became fully amortized.

INTEREST EXPENSE. Interest expense decreased $1.9 million to $14.9 million during 2001 from $16.8 million during the Prior Twelve Month Period due to lower interest rates and the partial year impact of the Company’s debt restructuring partially offset by higher average levels of borrowing prior to the restructuring.

OTHER INCOME AND EXPENSE. Other income and expense was a net expense of $0.2 million in 2001 due primarily to a loss recognized on the disposal of certain assets and was a net gain of $1.1 million in the Prior Twelve Month Period due primarily to a gain recognized on the disposal of certain assets.

TAXES.  The Company provided a valuation allowance against the net federal deferred tax asset of $10.6 million in 2001 as a result of uncertainties relating to the realizability of the related assets.  At December 31, 2001 the Company has available federal and state net operating loss carryforwards of approximately $95.0 million and $39.1 million, respectively. The federal net operating loss carryforwards expire beginning on June 30, 2011 and the state net operating loss carryforwards begin to expire on June 30, 2001 and will be substantially expired by June 30, 2003.  These net operating losses may be significantly limited in use in any given year, subject to IRS Code Section 382 as a result of an ownership change.  In addition, significant taxable income must be generated in order to realize these recorded benefits.  The effective tax benefit or provision has increased to a provision of 112.4% in 2001 compared to a benefit of 15.2% in the Prior Twelve Month Period as a result of a valuation allowance recorded against all federal net deferred tax assets during the fourth quarter of 2001.  As of December 31, 2001, all of the Company’s net deferred tax assets are fully reserved for.  The effective tax benefit decreased to 15.2% in the Prior Twelve Month Period, primarily as a result of a $2.0 million valuation allowance recorded against the California deferred tax asset related to state net operating loss carry-forwards as a result of the uncertainty of its realization.

SIX MONTHS ENDED DECEMBER 31, 2000 (“TRANSITION PERIOD”) AS COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1999 (“PRIOR SIX MONTH PERIOD”)

NET SALES. Net sales decreased $1.3 million, or 1.7%, to $74.5 million during the Transition Period from $75.8 million in the Prior Six Month Period. This decrease was primarily the result of lower sales in the Company’s Southwest division due to poor weather conditions, crop losses due to a contaminated growth retardant chemical and lower sales in the facilities that were closed during the Transition Period, partially offset by higher sales in the Company’s Christmas Tree division.

GROSS PROFIT. Gross profit decreased $6.7 million to $21.7 million during the Transition Period from $28.5 million in the Prior Six Month Period. Gross profit as a percentage of net sales decreased to 29.2% during the Transition Period from 37.6% in the Prior Six Month Period. The decrease in gross profit was primarily due to Transition Period activities related to closed facilities, including decreased sales, closeout sale discounts and write-offs of unsaleable product. In addition, the impact of decreased sales in the Company’s Southwest division and the impact of decreased sales and crop losses throughout the Company as a result of a contaminated growth retardant chemical led to lower gross profit.

OPERATING EXPENSES. Sales, marketing and delivery expenses increased $1.3 million to $20.6 million during the Transition Period from $19.3 million in the Prior Six Month Period. As a percentage of net sales, sales, marketing and delivery expenses increased to 27.6% from 25.4% in the Prior Six Month Period. This increase as a percentage of net sales was primarily due to higher distribution costs resulting from greater product movement required during winding down activities at the facilities that were closed during the Transition Period, logistical inefficiencies resulting from efforts to sell excess product carried over from fiscal year 2000 and higher fuel costs. General and Administrative expenses decreased $2.6 million, or 21.1%, to $9.6 million during the Transition Period from $12.2 million in the Prior Six Month Period. As a percent of net sales, general and administrative expenses decreased to 12.9% during the Transition Period from 16.1% in the Prior Six Month Period. This decrease is primarily the result of management’s election not to pay bonuses to employees during the Transition Period. Amortization of intangible assets decreased slightly during the Transition Period as certain assets became fully amortized.

INTEREST EXPENSE. Interest expense increased $0.9 million to $8.5 million during the Transition Period from $7.7 million in the Prior Six Month Period due to higher average levels of borrowing throughout the Transition Period.

OTHER INCOME AND EXPENSE. Other expenses increased by $0.2 million to $0.3 million primarily due to losses recognized on the disposal of certain assets during the Transition Period.

TAXES. The effective tax benefit decreased to 32.9% in the Transition Period from a provision rate of 39.5% in the Prior Six Month Period primarily as a result of a valuation allowance recorded against state net operating losses beginning at the end of fiscal 2000. The state net operating loss carryforwards expire beginning on June 30, 2001. Although the Company has not provided a valuation allowance against the federal net operating loss carryforwards, the realizability of the related assets is periodically evaluated. The federal net operating loss carryforwards expire beginning on June 30, 2011.

FISCAL YEAR ENDED JUNE 30, 2000 (“FISCAL 2000”) AS COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999 (“FISCAL 1999”)

NET SALES. Net sales increased $4.8 million, or 2.3%, to $210.9 million in fiscal 2000 from $206.1 million in fiscal 1999. This increase was primarily the result of increased sales to the top eight customers, offset by fewer sales to low volume customers.

GROSS PROFIT. Gross profit decreased $8.3 million to $80.0 million in fiscal 2000 from $88.3 million in fiscal 1999. Gross profit as a percentage of net sales decreased to 37.9% in fiscal 2000 from 42.8% in fiscal 1999. The decrease in gross profit percentage was the result of a combination of under-performing facilities, over-production, labor and material inefficiencies driven by changes in the level and mix of the production plan and cost structure expansions related to further decentralization. The inefficiencies were evident in materials and labor. The decentralization of certain functions led to inexperienced decision making and untimely adjustments to the production plan that ultimately resulted in overproduction. As a result, excess product was sold at discounted sales prices during the fourth quarter of fiscal 2000 that resulted in decreased margins. The inefficiencies resulted in a decline in gross margin to approximately 40% for fiscal year 2000, down from 45% during  fiscal 1999. The timing of the availability of the products did not match customer demand, causing increased write-offs of excess inventory.

OPERATING EXPENSES. Sales, marketing and delivery expenses increased $4.1 million to $50.4 million in fiscal 2000 from $46.3 million in fiscal 1999. As a percentage of net sales, sales, marketing and delivery expenses increased to 23.9% in fiscal 2000 from 22.5% in fiscal 1999. This increase as a percentage of net sales was primarily due to additional field merchandisers, poor distribution management and higher fuel costs. General and administrative expenses decreased $4.8 million, or 1.9%, to $20.8 million in fiscal 2000 from $25.6 million in fiscal 1999. As a percentage of net sales, general and administrative expenses decreased to 9.9% in fiscal 2000 from 12.4% in fiscal 1999. This decrease is primarily the result of no bonuses accrued under the employee bonus plan due to bonus targets were not achieved, less employee severance and relocation and a decrease in other consulting costs which were incurred in fiscal 1999 associated with the new management team’s ongoing review of operations. Amortization of intangible assets was unchanged at $1.7 million in fiscal 2000 and 1999.

INTEREST EXPENSE. Interest expense decreased $0.5 million to $16.0 million in fiscal 2000 from $16.5 million in fiscal 1999 due to lower average levels of borrowing during most of fiscal 2000.

OTHER INCOME AND EXPENSE: Other income and expense increased $1.6 million to $1.3 million, primarily due to a gain on the sale of property owned at one facility during fiscal year 2000.

TAXES. The effective tax benefit decreased to 10.4% in fiscal 2000 from a provision rate of 34.2% in fiscal 1999, primarily as a result of a $2.0 million valuation allowance recorded against the deferred tax asset related to state net operating loss carry-forwards as a result of the uncertainty of their realization.

Liquidity and Capital Resources

The Company’s operating activities provided cash of $2.4 million during 2001 compared to $1.1 million,  $8.0 million and $15.2 during the Prior Twelve Month Period,  fiscal 2000 and 1999, respectively.  The reduction from fiscal 1999 to fiscal 2000 is primarily attributable to lower operating performance.  The reduction from fiscal 2000 to 2001 is primarily attributable to the significant reduction of accounts payable and certain accrued liabilities during 2000 partially offset by improved operating performance (before restructuring costs).  The increase in 2001 over the Prior Twelve Month Period is due to improved operating performance.  The significant amount of cash used in operations of $16.3 million and $9.4 million reflected in the six month Transition Period and the Prior Six Month Period, respectively, is due to the significant seasonality of the business as winter sales are low and production activities are high in preparation for spring. The increased use of cash during the Transition Period compared to the Prior Six Month Period is primarily a result of larger operating losses due to a combination of factors, including poor weather conditions, costs of closing certain facilities, higher fuel costs and losses resulting from the use of a contaminated growth retardant chemical. The Company invested $5.1 million, $3.0 million, $0.7 million, $6.1 million and $2.2 million in capital expenditures during 2001, the Transition Period, the Prior Six Month Period, and in fiscal 2000 and fiscal 1999, respectively. Significant investments were made in the Company’s computer systems during the Transition Period and fiscal 2000 to improve its ability to plan for and monitor its production activities and track performance. The Company also continues to invest in the necessary production equipment and facility infrastructure repairs and improvements as well as required capital projects to meet environmental requirements.

The Company funds its operations primarily from cash provided by operating activities, if any, and through borrowings under its revolving credit facility (see the Amended Loan Agreement below).  The availability of a revolving credit facility is critical to the Company’s ability to continue as a going concern.  As further described below, the Company’s Amended Loan Agreement has various covenants that the company must attain and the lender has the ability to stop advancing funds to the Company in the event of a material adverse change.  Company’s management currently believes that it will be in compliance with the various covenants under the Amended Loan Agreement during 2002, although no assurance can be given to this effect.  The Amended Loan Agreement expires on September 15, 2003.   If maturity of the Amended Loan Agreement is not extended by September 15, 2003, or a replacement facility is not obtained, the Company will not be able to continue in its present form if at all.

Although there can be no assurance that this will be the case, the Company believes that funds available through the Amended Loan Agreement (as defined below) combined with funds provided by operating activities will be adequate to fund the Company’s operations, capital requirements and debt service requirements for at least the next twelve months.

November 2001 Restructuring of Company Debt

The Company had been in default on various financial covenants on its prior loan agreement with Fleet at various times since June 30, 2000.  The Company had been in default on previous loan agreements and had obtained waivers of default in certain periods.  The Company also was not in compliance with its financial covenants as of September 29, 2001, however, it received a waiver of this violation in connection with the restructuring.  As a result of the defaults and pending expiration of the prior loan agreement, the Company entered into discussions with Fleet regarding a new credit facility.  In the second quarter of 2001, Fleet informed the Company that it would use the subordination provisions in the prior loan agreement to block the Company’s payment of interest due on the Company’s 10.5% Senior Subordinated Notes (the “Old Notes”). Thus, the Company also entered into negotiations with holders of a majority of the Old Notes to renegotiate the terms of the Old Notes. These negotiations eventually led to a complete restructuring of the Company’s debt, which included the prior loan agreement with Fleet, a new $12 million note from Catalyst Equity Fund L.P., the Old Notes and the 8% Subordinate Convertible Note issued to Heller Equity Capital Corporation.  Each of these transactions was consummated on November 20, 2001.  (See Note 9 — Notes to Consolidated Financial Statements — for a detailed description of the restructuring.)

As a result of aggregate restructuring, the Company was able to significantly reduce its debt levels as well as significantly lower its future interest payments in the near term, which will eventually be replaced by dividend payments. The total costs associated with the restructuring were $7.9 million of which the Company expensed $3.3 million, capitalized $3.2 million as loan fees and recorded $1.4 million as a reduction to its carrying value of new preferred stock.

Terms of the Amended Loan Agreement

As part of the restructuring on November 20, 2001, the Company amended its prior loan agreement with Fleet (“Amended Loan Agreement”).  The Amended Loan Agreement, which expires on September 15, 2003, provides the Company with up to $55.0 million of credit and is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable. The Amended Loan Agreement includes a seasonal advance provision that allows the Company to borrow additional funds above the borrowing base limitations during the seven-month period beginning on October 1st and ending on April 30th. The Company is entitled to seasonal advances of up to $10 million from October 1, 2001 through April 30, 2002, and up to $8 million from October 1, 2002 through April 30, 2003. These seasonal maximums are subject to decrease, depending on the value of the Company’s real estate, machinery and equipment.  The Amended Loan Agreement also includes a $5.0 million letter of credit facility, but the total amount available under the Amended Loan Agreement will be reduced by the face amount of any outstanding letters of credit.  At December 31, 2001, the Company had borrowed $35.8 million under the Amended Loan Agreement and had $2.8 million remaining credit availability.

Borrowings under the Amended Loan Agreement bear interest, at the Company’s option, at the prime rate plus 1.0% or the London interbank offer rate (“LIBOR”) plus 3.0%. Seasonal advances under the Amended Loan Agreement bear interest, at the Company’s option, at prime rate plus 1.5% or LIBOR plus 3.5%.

The Amended Loan Agreement contains various covenants, including, without limitation, covenants prohibiting or limiting the Company’s ability to incur additional indebtedness, grant liens, make guarantees, enter into mergers or acquisitions, make capital expenditures and pay dividends and other distributions. The Amended Loan Agreement also contains financial covenants and information reporting requirements, as well as a provision that allows the lenders to refuse to advance funds if there has been a material adverse change in the Company’s business.  (See Note 9 — Notes to Consolidated Financial Statements.)

Certain Business Considerations

The following are some of the factors that could affect the Company’s future results. They should be considered in connection with evaluating forward-looking statements contained in this Annual Report on Form 10-K and otherwise made by the Company or on its behalf, because these factors could cause actual results and conditions to differ materially from those projected in forward-looking statements.

Substantial Leverage and Debt Service

The Company is highly leveraged and may incur additional indebtedness in the future, subject to certain limitations contained in the instruments governing its indebtedness and capital stock. Accordingly, the Company will continue to have significant debt service obligations. The Company’s debt service obligations will have important consequences to holders of its debt and equity securities, including the following:

•                  a substantial portion of the Company’s cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for operations, acquisitions, future business opportunities and other purposes and increasing its vulnerability to adverse general economic and industry conditions;

•                  the Company’s leveraged position may increase its vulnerability to competitive pressures;

•                  the financial covenants and other restrictions contained in the Amended Loan Agreement, the Indenture and the Certificate of Designation for the Series A and B and B-1 Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and

•                  funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be substantially limited or non-existent.

The Company’s ability to make scheduled principal and interest payments or to refinance its indebtedness to pay dividends and make redemption payments on its preferred stock and to pay dividends on the common stock depends on future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond its control in addition to normal business risks.

Future Capital Needs; Uncertainty of Financing or Additional Financing

There can be no assurance that borrowings under the Amended Loan Agreement and funds from operations will be sufficient to meet the Company’s anticipated working capital, capital expenditure and acquisition financing requirements or that a material adverse change will not occur which would allow the lenders to refuse to advance funds to the Company.  The Company may need to raise additional funds through the issuance of public or private debt or equity securities in order to take advantage of unanticipated opportunities, including acquisitions of complementary businesses, or otherwise respond to unanticipated competitive pressures or a material adverse change.  There can be no assurance that additional financing will be available on terms favorable to the Company, or at all.

Restrictions Imposed by Amended Loan Agreement and Effect of Default

The Amended Loan Agreement restricts, among other things, the Company’s ability to incur additional indebtedness, incur liens, pay or declare dividends, enter into any transaction not in the usual course of business, guarantee or otherwise become in any way liable with respect to the obligations of another party or entity, merge or consolidate with another person or sell or transfer any collateral (except for the sale of inventory in the ordinary course of its business). A breach of any of these covenants could result in a default under the Amended Loan Agreement. Upon the occurrence of an Event of Default (as defined in the Amended Loan Agreement), the lenders could elect to declare all amounts outstanding under the Amended Loan Agreement, together with accrued interest, to be immediately due and payable. If the Company were unable to pay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the Amended Loan Agreement indebtedness were to be accelerated, there can be no assurance that its assets would be sufficient to repay the indebtedness in full and other indebtedness. Substantially all of the Company’s assets have been pledged as security under the Amended Loan Agreement. The restrictions described above, in combination with the Company’s leveraged nature, may limit its ability to obtain financing in the future or may otherwise restrict corporate activities. In addition, it may also limit assets available to other debt and equity holders and trade creditors.

Encumbrances on Assets to Secure the Amended Loan Agreement

The Company’s obligations under the Amended Loan Agreement are secured by substantially all of its assets. If the Company becomes insolvent or is liquidated, or if payment under the Amended Loan Agreement is accelerated, the lenders under the Amended Loan Agreement will be entitled to exercise the remedies available to a secured lender under applicable law.  Consequently, assets available to other debt and equity holders and trade creditors may be limited.

Dependence on Acquisitions for Future Growth

Contingent upon improvement in its financial performance, the Company intends to pursue the acquisition of other companies. (See Items 1 and 2. Business and Properties—“Growth Strategy.”) Acquisitions involve a number of risks, including effects on the reported operating results, the diversion of management’s attention, the dependence on hiring, training and retaining key personnel and risks associated with unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on the Company. Historically, the Company has financed acquisitions by incurring additional debt and the issuance of stock.  (See above “Substantial Leverage and Debt Service.”) The Company completed one acquisition in fiscal 1996, seven acquisitions in fiscal 1997 and six acquisitions in fiscal 1998. Management anticipates that one or more potential acquisition opportunities, including those that would be material, may become available in the near future. However, any acquisition would require the approval of the Company’s lenders.  No assurance can be given that an acquisition by the Company will occur, or, if an acquisition does occur, that it will not have a material adverse effect on the Company, that any such acquisition will be successful in enhancing the Company’s business or that any such acquisition can be successfully integrated into the Company’s business.  (See above, — Future Capital Needs; Uncertainty of Additional Financing.)

Weather; General Agricultural Risks

Inclement weather or production difficulties occurring at a time of peak production or sales (in the first half of the calendar year), particularly on weekends during the peak gardening season, could cause declines in net sales and operating income that could have a material adverse effect on the Company. In the event of severe weather conditions, the Company does not have sufficient facilities to preserve and protect all of its products. During fiscal 1998, the severe weather phenomenon known as “El Nino” materially and adversely impacted the demand for the Company’s products.   If a similar weather phenomenon should occur in future years, it could have a significant material adverse effect on the Company’s operations.  Management intends to expand into new markets that typically have greater weather variability than its historic markets. The Company’s failure to adequately manage this variability could have a material adverse effect on the Company. The Company’s operations may also be materially affected by disease, pests or other natural hazards.  Agricultural production is highly dependent upon the availability of water. The loss of access to water at any of the facilities would have a material adverse effect on the Company. Given the perishable nature of the Company’s products, if sales do not materialize as expected, the Company could experience a significant decline in profitability.

Seasonality; Variability of Quarterly Results and Certain Charges

The Company’s business is highly seasonal. In 2001, approximately 65.7% of net sales occurred in January through June of the year. The Company has historically reported operating losses in the third and fourth calendar quarters. The Company has experienced and expects to continue to experience variability in net sales, operating income and net income on a quarterly basis. Factors that may contribute to this variability include:

•                                          weather conditions during peak growing and gardening seasons;

•                  shifts in demand for live plant products;

•                  changes in product mix, service levels and pricing by the Company and its competitors;

•                  the effect of acquisitions;

•                  the economic stability of the retail customers; and

•                  the Company’s relationship with each of its retail customers.

Customer Concentration; Dependence on Home Depot

The Company is highly dependent on the purchases of its top eight retail customers, which together accounted for 84%, 78%, 77%, 75% and 70% of net sales in 2001, the twelve months ended December 31, 2000, the six months ended December 31, 2000, fiscal 2000 and fiscal 1999, respectively. The Company’s largest customer, Home Depot, accounted for approximately 45%, 42%, 41%, 41% and 37% of its net sales in 2001, the twelve months ended December 31, 2000, the six months ended December 31, 2000, fiscal 2000 and fiscal 1999, respectively. Management expects that a small number of customers will continue to account for a substantial portion of the Company’s net sales for the foreseeable future. The Company does not have long-term contracts with any of its retail customers, and there can be no assurance that they will continue to purchase its products. The loss of or significant adverse change in, the Company’s relationship with Home Depot or any other major customer could have a material adverse effect on the Company. The loss of, or reduction in orders from, any significant retail customers, losses arising from retail customers’ disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major retail customer could have a material adverse effect on the Company. In addition, there can be no assurance that revenue from customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any period.

Dependence on Economic Stability of K-Mart

During fiscal year 2001, sales to K-Mart accounted for approximately nine percent of the Company’s total net sales. In January 2002, K-Mart and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United State Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, and in March 2002, announced that it intends to close 284 under-performing stores located in 40 states, as part of its initial Chapter 11 financial objectives review. Although certain of the projected store closures are located within the Company’s target market, to date the Company has not experienced a decline in sales to K-Mart. Moreover, K-Mart has requested additional product for certain stores and assured the Company that it will continue to pay on a 30-day cycle. However, if K-Mart is forced to close additional stores as a result of its bankruptcy reorganization, the loss of, or reduction in orders, or the Company’s inability to collect accounts receivables from K-Mart, could have a material adverse effect on the Company, its business and operations.

Governmental Regulations; Minimum Wage

The Company is subject to certain federal, state and local health, safety and environmental laws and regulations regarding the production, storage and transportation of certain of its products and the disposal of its waste. Certain of the Company’s operations and activities, such as water runoff from its production facilities and the use of certain pesticides, are subject to regulation by the United States Environmental Protection Agency (the “EPA”) and similar state and local agencies. These agencies may regulate or prohibit the use of such products, procedures or operations, thereby affecting the Company’s operations and profitability. In addition, the Company must comply with a broad range of environmental laws and regulations. Additional or more stringent environmental laws and regulations may be enacted in the future and such changes could have a material adverse effect on the Company. The Company uses reclamation water as one of the sources of water for a few of its production facilities. The use and pricing of reclamation water, including availability of subsidized water rates, is governed by federal reclamation laws and regulations. Changes in the law could have a material adverse effect on the Company.

In addition, the Company is subject to the Fair Labor Standards Act as well as various federal, state and local regulations that govern such matters as minimum wage requirements, overtime and working conditions. A large number of the Company’s employees are paid at or just above the federal minimum wage level and, accordingly, changes in laws, regulations or ordinances could have a material adverse effect on the Company by increasing its costs.

Short Operating History under Current Management

The Company has recently added a new executive team.  David J. Barrett was appointed Chief Executive Officer on May 5, 2001, after joining the Company in January 2001 as its Chief Operating Officer. Prior to joining the Company, Mr. Barrett held the position of President and Chief Executive Officer of Scovill Fasteners Inc.  Charles A. Ferer was appointed Chief Financial Officer on March 26, 2001. Previously, Mr. Ferer held the position of Chief Financial Officer at Old Navy, a division of Gap Inc.  Accordingly, the Company, under its current management team, has only a limited operating history upon which investors may evaluate its performance. There can be no assurance that the Company will be able to achieve or sustain revenue growth or profitability.

Comparability of Operating Results

In fiscal 1999, the Company incurred (i) a $2.6 million non-cash pre-tax extraordinary charge to write-off organization costs in early-adopting Statement of Position 98-5 “Reporting on Costs of Start-Up Activities” (“SOP 98-5”), which was accounted for as a change in accounting principle, (ii) a $1.5 million non-cash pre-tax extraordinary charge related to the write-off of unamortized financing costs associated with the terminated credit facilities in connection with the refinancing in the second fiscal quarter, and (iii) a $3.7 million pre-tax special charge during the first fiscal quarter related to the closure or leasehold modification at certain facilities, employee severance and relocation and consulting costs associated with the management team’s review of its operations.

Due to the foregoing factors and other environmental considerations in its business (for example, weather patterns), the Company believes that period-to-period comparisons of its operating results cannot be relied upon as indicators of future performance. In the event that the Company’s operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Company’s debt and equity securities would likely be materially and adversely affected.

Sensitivity to Price Increases of Certain Raw Materials

The Company and its competitors are vulnerable to price increases for raw materials. For 2001, raw material costs accounted for approximately 26.3% of net sales. The Company does not have long-term contracts with the majority of its raw material suppliers. Increases in the cost of raw materials essential to its operations, including seed, plastic, chemicals and fertilizer, would increase its costs of production. Significant increases in the price of petrochemicals or a scarcity of raw materials essential to plant propagation could have a material adverse effect on the Company. There can be no assurance that any such price increases can be passed on to the Company’s customers in the form of higher prices for its products.

Control by Significant Stockholders and Management

KCSN Acquisition Company, L.P. owns 56.7% of the outstanding common stock.  Certain holders of the Company’s Series A Preferred Stock own 16.7% of the outstanding common stock.  In addition, officers and directors own 10.2% of the outstanding common stock.  Heller Equity Capital Corporation (“Heller”) owns 2.1% of the outstanding common stock and is the holder of an 8.0% Subordinated Convertible Note (the “New Heller Note”), which is convertible into approximately 3.3% of the outstanding common stock.  KCSN, Heller and the management stockholders are parties to a Stockholders Agreement, which provides that the parties to the Stockholders Agreement shall consent to any merger, consolidation or sale of all or substantially all of the Company’s assets involving an independent third party and approved by a majority of KCSN’s shares and vote their shares to elect certain specified persons as directors.  Subject to the terms of the Stockholders Agreement and the Certificate of Designation, KCSN is able to elect all of the Company’s directors and can determine the outcome of corporate actions requiring stockholder approval, including adopting amendments to the Certificate of Incorporation  and approving or disapproving mergers or sales of all or substantially all of the Company’s assets.

Change of Control

The Indenture and Certificate of Designations for the Company’s preferred stock provide that upon the occurrence of a change of control the Company must make an offer to purchase all or any part of the New Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase and all or any part of the Series A Preferred Stock at a price in cash equal to 101% of the aggregate liquidation preference thereof plus accrued and unpaid dividends to the date of purchase. The Amended Loan Agreement prohibits the Company from repurchasing any New Notes or preferred stock. The Amended Loan Agreement also provides that certain change of control events with respect to the Company would constitute a default thereunder. Any future credit agreements or other agreements relating to Senior Debt to which the Company becomes a party may contain similar restrictions and provisions. In the event a Change of Control occurs at a time when the Company is prohibited from purchasing the New Notes or preferred stock, or if the Company is required to make an Asset Sale Offer (as defined) pursuant to the terms of the New Notes, the Company could seek the consent of its lenders to purchase the New Notes or preferred stock or could attempt to refinance the borrowings that contain such prohibition. If the Company does not obtain such consent or refinance such borrowings, the Company would remain prohibited from purchasing the New Notes or preferred stock. In such case, the Company’s failure to purchase tendered New Notes would constitute an Event of Default under the Indenture. If, as a result thereof, a default occurs with respect to any Senior Debt, the subordination provisions in the Indenture would likely restrict payments to the holders of the New Notes. The Indenture will provide that the Company may not offer to repurchase any preferred stock upon the occurrence of a Change of Control until the Company has completed its offer to purchase the New Notes. There can be no assurance that the Company will have sufficient funds to repurchase the New Notes or the preferred stock after a Change of Control. The provisions relating to a Change of Control included in the Indenture and the Certificate of Designation may increase the difficulty of a potential acquirer obtaining control of the Company.

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

Lack of Market for Common Stock and Preferred Stock

At December 13, 2001, the Company has 7,186,008 shares of common stock, 66,468 shares of Series A Preferred Stock, 639,948 shares of Series B Preferred Stock and 57,787 shares of Series B-1 Preferred stock issued and outstanding.  All of the issued common stock, Series B and Series B-1 Preferred Stock are “restricted securities” under the Securities Act of 1933, as amended (the “Securities Act”), subject to restrictions on the timing, manner and volume of sales of such shares.  The Company has registered all of the issued and outstanding shares of Series A Preferred Stock and 825,000 shares of common stock issuable upon exercise of the Company’s warrants.  There is currently no public market for the Company’s common stock or its preferred stock and the Company cannot guarantee that a market will be available for the sale of common stock or preferred stock. The Company cannot predict if future sales of its securities, or the availability of the Company’s securities for sale, will adversely affect the market price of the Company’s securities or its ability to raise capital by offering equity securities.  The Company has no present plan to list the Common Stock or the Series A Preferred Stock on a national securities exchange or to include the common stock for quotation through an inter-dealer quotation system.

Lack of Prior Market for the New Notes

There is currently no public market for the New Notes and the Company has no present plan to list the new Notes on a national securities exchange or to include the New Notes for quotation through an inter-dealer quotation system. There can be no assurance that such a market will develop or, if such a market develops, as to the liquidity of such market.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

The Company’s liabilities consist primarily of a revolving line of credit, senior subordinated notes and other notes and accounts payable. The Company has also issued preferred stock and redeemable common stock. Such liabilities and stockholders’ equity have varying levels of sensitivity to changes in market interest rates. Interest rate risk results when, due to different maturity dates and re-pricing intervals, interest rate indices for interest-bearing liabilities increase relative to income earning assets, thereby creating a risk of decreased net earnings and cash flow.  The Company does not have any derivative financial instruments as of December 31, 2001.

The following table provides information about the Company’s market sensitive liabilities, categorized by maturity, and constitutes a “forward-looking statement.”  For more information, please refer to Appendix A “Financial Statements and Notes to Consolidated Financial Statements.”

Long-term Liabilities	December 31, 2001 Expected Maturities
	2002	2003	2004	2005	2006	Thereafter	Total
	(dollars in millions)
Fixed Rate:

Series A Preferred Stock	—	—	—	—	$14.4	$143.3	$157.7
Average Interest Rate	13%	13%	13%	13%	13%	13%

Series B Preferred Stock	—	$5.0	$10.1	$87.6	—	—	$102.7
Average Interest Rate	13%	13%	13%	13%	—	—

Series B-1 Preferred Stock	—	—	—	9.3	—	—	$9.3
Average Interest Rate	12%	12%	12%	12%	—	—

Catalyst Note	$1.8	$13.4	—	—	—	—	$15.2
Average Interest Rate	15%	15%	—	—	—	—

New Notes	$5.9	$6.5	$7.1	$61.6	—	—	$81.1
Average Interest Rate	13%	13%	13%	13%	—	—

New Heller Note	—	—	—	6.5	—	—	$6.5
Average Interest Rate	8.0%	8.0%	8.0%	8.0%	—	—

Acquisition Note	$0.1	$0.1	$1.1	—	—	—	$1.3
Average Interest Rate	9.0%	9.0%	9.0%	—	—	—

Variable Rate:
Amended Loan Agreement(1)	—	$55.0					$55.0

(1)  The Credit Agreement expires on September 15, 2003. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of the Company’s debt is subject to acceleration upon various events of default.

Item 8.   Financial Statements and Supplementary Data

See Appendix A.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The following table sets forth current information concerning each of the Company’s directors, executive officers and key employees. All directors shall serve until their successors are duly elected and qualified, subject, however, to prior death, resignation, retirement, disqualification or removal from office. Officers are appointed by and serve at the discretion of the Board of Directors.

Name	Age	Position	Officer or Director Since
David J. Barrett(1)	52	President, Chief Executive Officer	May 2001
Charles A. Ferer	39	Executive Vice President, Chief Financial Officer and Secretary	March 2001
Michael F. Vukelich(1)	51	Chairman of the Board	July 1996
Marion Antonini(1)	71	Vice Chairman of the Board	September 1998
Samuel P. Frieder(1)(2)(3)	37	Director	December 1996
James A. Kohlberg	43	Director	December 1996
Gary E. Mariani(2)	57	Director	November 1995
John S. Eastburn, Jr.(1)	42	Director	November 2000
Jeffrey Serota	36	Director	November 2000

(1)           Member of Executive Committee.

(2)           Member of Audit Committee.

(3)           Member of Compensation Committee

Mr. Barrett was appointed Chief Executive Officer on May 5, 2001, after serving as Chief Operating Officer since January 2001.  From 1994 to 2000 Mr. Barrett was President and Chief Executive Officer of Scovill Fasteners, Inc. From 1991 to 1994, he was Executive Vice President of Operations at Scovill.

Mr. Ferer was appointed Chief Financial Officer on March 26, 2001.  Previously, Mr. Ferer held the position of Chief Financial Officer at Old Navy, a division of Gap Inc.

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

Mr. Frieder joined Kohlberg in 1989 and was named a Principal in 1995. Mr. Frieder is also a member of the board of directors of Holley Performance Products, Inc. and Katy Industries, Inc.

Mr. Kohlberg has been a co-founding and Managing Principal of Kohlberg since 1987. Mr. Kohlberg is also a member of the board of directors of Holley Performance Products, Inc. and Katy Industries, Inc.

Mr. Mariani has been Chief Executive Officer of WinnDevon Art Group, Inc., an art publisher, since 1994. From 1992 through 1993, Mr. Mariani was Chief Executive Officer of The Garden Counsel, a national nursery association. Prior to that time, Mr. Mariani was the President of the Nursery Product Division of Weyerhaeuser Company.

Mr. Eastburn joined Kohlberg in 1997 and was named a principal in 2002.

Mr. Serota is a Principal of Ares Management, L.P., a Los Angeles based money management firm.  Prior to joining Ares Management, L.P. in 1997, Mr. Serota was a Vice President at Bear, Stearns, & Co.

Directors’ Meetings and Committees

The entire Board of Directors met four times in 2001, two times during the six-month transition period ended December 31, 2000 and four times during the fiscal year ended June 30, 2000. The Board of Directors has appointed an Audit Committee, a Compensation Committee and an Executive Committee.

Audit Committee. The primary responsibilities of the Audit Committee are to recommend an independent public accountant to audit the Company’s annual financial statements and to review internal and external audits, internal accounting controls, annual financial statements and, at its discretion, compliance with corporate policies and codes of conduct. The Audit Committee is comprised of outside directors. The current members of the Audit Committee are Messrs. Frieder and Mariani. The Audit Committee met two times in 2001, twice during the six-month transition period ended December 31, 2000 and three times in the fiscal year ended June 30, 2000.

Compensation Committee. The Compensation Committee determines officers’ salaries and bonuses and administers the grant of stock options and other awards pursuant to the 1996 Stock Option Incentive Plan, 1997 Stock Option Plan and Special Stock Option Plan. The Compensation Committee is comprised of outside directors. The current members of the Compensation Committee are Messrs. Frieder and Antonini. The Compensation Committee did not meet in 2001 , during the six month transition period ended December 31, 2000 or during fiscal 2000.

Executive Committee. The primary responsibilities of the Executive Committee are to deal with day-to-day issues prior to meetings of the full Board of Directors. The Executive Committee met ten times in 2001, four times during the six-month transition period ended December 31 2000 and four times in the fiscal year ended June 30, 2000. The current members of the Executive Committee are Messrs. Barrett, Vukelich, Antonini, Frieder, and Eastburn.

Item 11.   Executive Compensation

Summary Compensation

The following table sets forth a summary of certain information regarding compensation the Company paid or accrued to the Chief Executive Officers, each of the four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 2001 (collectively, the “Named Executive Officers”).

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year(2)	Salary	Bonus	Other Annual Compensation (1)	Securities Underlying Options	All Other Compensation
Michael F. Vukelich, Chairman of the	F1999	$192,308	$—	$5,800	—	—
Board	F2000	200,000	400,000	16,113	—	—
	C2000	191,538	—	18,662	—	—
	2001	200,000	—	10,200	—	—

Richard E. Parker, former Chief Executive	F1999	12,000	—	450	—	—
Officer and Director	F2000	260,000	—	102,461	—	—
	C2000	256,000	—	119,275	—	—
	2001	117,586	—	253,647	—	—

David J Barrett, Chief Executive Officer	2001	278,236	—	56,809	—	—

Charles A. Ferer, Chief Financial Officer	2001	180,769	100,000	53,896	—	—

Joseph Beiser, Southern Division President	2000	28,846	25,000	—	—	—
	2001	186,465	—	60,992	—	—

Don Grimm, Northern Division President	2000	33,146	—	—	—	—
	2001	$175,000	$25,000	$—	—	—

(1)  Represents car allowance, relocation, severance and loan forgiveness.

(2)  “F” indicates a 12-month fiscal period ending in June of the indicated year. “C” indicates a calendar year.

OPTION GRANTS DURING 2001.  The following table sets forth certain information regarding options granted during 2001 to the Named Executive Officers.

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
					Appreciation for Option Term
					5% ($)	10% ($)
Michael F. Vukelich	—	0.0%	—	—	—	—
Richard E. Parker	—	0.0%	—	—	—	—
David J. Barrett	225,000	66.2%	0.02	05/05/11	2,820	7,172
Charles A. Ferer	75,000	22.1%	0.02	03/26/11	943	2,391
Joseph Beiser	10,000	2.9%	0.02	06/04/11	126	319
Don Grimm	—	0.0%	—	—	—	—

AGGREGATE OPTION EXERCISES IN 2001 AND YEAR-END OPTION VALUES. The following table sets forth certain information regarding options exercised and the number and value of unexercised options held by the Named Executive Officers at December 31, 2001.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Outstanding Options at December 31, 2001		Value of Unexercised In-the-Money Options at December 31, 2001(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael F. Vukelich	0	0	602,609	0	0	0
Richard E. Parker	0	0	0	0	0	0
David J. Barrett	0	0	18,750	281,250	0	0
Charles A. Ferer	0	0	0	75,000	0	0
Joseph Beiser	0	0	2,500	17,500	0	0
Don Grimm	0	0	2,500	7,500	0	0

(1)  Represents the value of the shares of common stock subject to outstanding options, based on a fair market value of $3.00 share, less the aggregate option exercise price.

Employment Agreements

The Company entered into an employment agreement with Michael F. Vukelich, the Chairman of the Board, with the latest amendment, effective November 1, 2000.  The agreement expires December 31, 2002 and will be automatically renewed for successive one-year periods unless Mr. Vukelich or the Company gives 60 days notice of non-renewal. As of July 1, 2000, Mr. Vukelich is paid an annual base salary of $200,000, which is increased annually based on increases in the consumer price index, and is eligible to participate in the annual bonus program pursuant to the terms of the agreement. The employment agreement continues in effect an option to purchase 395,609 shares of our common stock for $1.45 per share and provides that the Company grant Mr. Vukelich an option to purchase 207,000 shares of our common stock at $7.17 per share, which options were granted in fiscal 1997. The agreement terminates upon the earlier to occur of (i) the Company’s non-renewal or Mr. Vukelich’s non-renewal, (ii) death or disability, (iii) termination for Cause (as defined in the agreement) or (iv) termination without Cause. In the event that the employment agreement is terminated without cause, the Company is obligated to pay Mr. Vukelich his base salary through the remaining term of the employment agreement plus his pro rata portion of the bonus paid to Mr. Vukelich in the year prior to termination. In the event of Mr. Vukelich’s death or disability, the Company is obligated to continue to pay to Mr. Vukelich or his estate his base salary for one year following his termination. The employment agreement entitles Mr. Vukelich to be nominated to a seat on the Board of Directors so long as he owns 10% of the common stock.

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

The Company entered into an employment agreement with David J. Barrett, the Chief Executive Officer, effective May 5, 2001.  Under the terms of the agreement, Mr. Barrett is paid an annual base salary of $275,000 and is eligible to participate in the Company’s bonus program as established by the Board of Directors. If Mr. Barrett is terminated without Cause (as defined in the agreement), he is entitled, under certain conditions, to receive an amount equal to one year’s base salary, payable over the following twelve month period.  Mr. Barrett was awarded options to purchase 275,000 shares of common stock at $0.02 per share.  Such options vest in equal annual installments over a four-year period. The Company also loaned Mr. Barrett $250,000 on an interest free basis, which is deemed to be repaid on a monthly basis at the rate of $50,000 per annum, subject to Mr. Barrett’s continued employment with the Company.

The Company entered into an employment agreement with Richard E. Parker, the Chief Executive Officer, effective June 10, 1999.  Mr. Parker resigned effective May 4, 2001. Under the terms of the agreement, Mr. Parker was paid an annual base salary of $260,000, and was eligible to participate in the Company’s bonus program as established by the Board of Directors. Mr. Parker was awarded options to purchase 150,000 shares of common stock at $4.00 per share.  Such options were to vest in equal annual installments over a four-year period. However, Mr. Parker’s options expired upon his resignation. The Company also loaned Mr. Parker $250,000 on an interest free basis, which is deemed to be repaid on a monthly basis at the rate of $50,000 per annum, subject to Mr. Parker’s continued employment with the Company. The loan was repaid pursuant to the terms of the employment agreement.

The Company entered into an employment agreement with Charles A. Ferer, the Chief Financial Officer, effective March 26, 2001. Under the terms of the agreement, Mr. Ferer is paid an annual base salary of $250,000 and is eligible to participate in the Company’s bonus program as established by the Board of Directors.  Mr. Ferer is entitled to receive a guaranteed bonus of $100,000 upon completion of the Company’s 2001 fiscal year.  If Mr. Ferer is terminated without Cause (as defined in the agreement), he is entitled, to receive an amount equal to one year’s base salary, payable over the following twelve month period. Mr. Ferer was awarded options to purchase 75,000 shares of common stock at $0.02 per share.  Such options vest in equal annual installments over a four-year period. The Company also loaned Mr. Ferer $250,000 on an interest free basis, which is deemed to be repaid on a monthly basis at the rate of $50,000 per annum, subject to Mr. Ferer’s continued employment with the Company.

The Company entered into an employment agreement with Joseph Beiser, the Southern Division President, effective June 4, 2001. Under the terms of the agreement, Mr. Beiser is paid an annual base salary of $170,000 and is eligible to participate in the Company’s bonus program as established by the Board of Directors. If Mr. Beiser is terminated without Cause (as defined in the agreement), he is entitled, to receive an amount equal to one year’s base salary, payable over the following twelve month period. Mr. Beiser was awarded options to purchase 10,000 shares of common stock at $0.02 per share.  Such options vest in equal annual installments over a four-year period. The Company also loaned Mr. Beiser $75,000 on an interest free basis, which is deemed to be repaid on a monthly basis at the rate of $15,000 per annum, subject to Mr. Beiser’s continued employment with the Company.

The Company entered into an employment agreement with Don Grimm, the Northern Division President, effective October 16, 2000. Under the terms of the agreement, Mr. Grimm is paid an annual base salary of $175,000 and is eligible to participate in the Company’s bonus program as established by the Board of Directors. If Mr. Grimm is terminated without Cause (as defined in the agreement), he is entitled, to receive an amount equal to one year’s base salary, payable over the following twelve month period. Mr. Grimm was awarded options to purchase 10,000 shares of common stock at $3.00 per share.  Such options vest in equal annual installments over a four-year period.

Stock Option Plans

1996 Stock Option Incentive Plan. In July 1996, the Board of Directors authorized, and the stockholders approved, a stock option plan, effective September 7, 1995, for directors, officers, employees and consultants of the company and its subsidiaries (the “1996 Option Plan”). Options to purchase a total of 1,171,419 shares of common stock at $1.45 per share were granted under the 1996 Option Plan. As of December 31, 2001, options to purchase 569,417 shares have been exercised, and 395,609 nonqualified stock options (“NQOs”) are outstanding under the 1996 Option Plan. No further options will be granted under the 1996 Stock Option Plan.

1997 Stock Option Plan. The 1997 Stock Option Plan (the “1997 Stock Option Plan”) was adopted by the Board of Directors and approved by the stockholders on December 31, 1996 to attract, retain and provide incentive to company executives and key employees. Options granted under the 1997 Stock Option Plan may be either incentive stock options (“ISOs”) as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or NQOs. A total of 1,300,000 shares of common stock have been reserved for issuance under the 1997 Stock Option Plan.

The 1997 Stock Option Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to determine the terms of the options granted. Each option has a term specified in its option agreement, provided, however, that no term can exceed ten years from the date of grant. Each option is exercisable upon the fulfillment of certain conditions, including agreement by the optionee to be bound by the Stockholders Agreement. In the case of an ISO granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all outstanding classes of the Company’s stock (a “10% Optionee”), the term of the option cannot exceed five years from the date of grant. No option granted under the 1997 Stock Option Plan may be transferred by the optionee other than by will or the laws of descent and distribution and each option may be exercised, during the lifetime of the optionee, only by such optionee. In the event that an optionee’s employment terminates for any reason other than for cause, any options held which have not yet vested will expire and become unexercisable. All of the optionee’s options that have vested shall expire and become unexercisable on the earlier of the expiration date stated in the option agreement or the date 90 days after the termination of the optionee’s employment. If an optionee is terminated for cause prior to the later of January 1, 2000 or the third anniversary of the date the optionee commences employment, all options held by the optionee (whether or not vested) shall expire on the date of termination. The number of shares under each option and the price of any shares under such option may be adjusted in a manner consistent with any capital adjustment resulting from a stock dividend, stock split, recapitalization, reorganization or a combination or other change in the shares of common stock.

The exercise price for all ISOs granted under the 1997 Stock Option Plan must be no less than 100% of the fair value per share on the date of grant. With respect to a 10% Optionee, the exercise price of any option granted must be no less than 110% of the fair market value on the date of grant. Each option is designated in the written option agreement as either an ISO or NQO. However, to the extent that the aggregate fair market value of shares subject to an optionee’s ISO, which become exercisable for the first time during any year, exceeds $100,000, the excess options shall be treated as NQOs.

As of December 31, 2001, under the 1997 Stock Option Plan, there were 330,000 stock options outstanding with an exercise price of $0.02 per share, 185,000 stock options outstanding with an exercise price of $3.00 per share, 207,000 stock options outstanding with an exercise price of $7.17 per share, 167,328 stock options outstanding with an exercise price of $7.19 per share and 119,800 stock options outstanding with an exercise price of $10.00 per share. The 1997 Stock Option Plan will expire in 2007 unless terminated at an earlier date by the Board of Directors.

Special Stock Option Plan. In February 1997, the Board of Directors authorized, and the stockholders approved, a stock option plan for employees of Lone Star Growers, L.P., a wholly owned subsidiary of the Company (the “Special Option Plan”). Options to purchase a total of 139,383 shares of common stock at $1.43 per share were issued under the

Special Option Plan. As of December 31, 2001, there were 48,990 stock options outstanding. The purpose of the Special Option Plan was to provide incentives to employees of Lone Star Growers, L.P. in connection with the acquisition of Lone Star Growers Co., the predecessor to Lone Star Growers, L.P., by the Company. No further awards will be made under the Special Option Plan. The Special Option Plan is otherwise identical to the 1997 Stock Option Plan.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock as of March 15, 2002, by: (i) all persons known by the Company to be the beneficial owners of five percent or more of the common stock; (ii) each director, (iii) each of the Named Executive Officers, and (iv) all executive officers as a group. Unless otherwise indicated, the address of each of the persons named below is in care of Color Spot Nurseries, Inc., 3478 Buskirk Avenue, Pleasant Hill, California 94523.

Name	Shares Beneficially Owned(1)	Percentage Ownership(2)
KCSN Acquisition Company, L.P.(3)	4,078,059	56.7%
Heller Equity Capital Corporation(4)	391,038	5.3
TCW related entities(5)	600,825	8.4
Michael F. Vukelich(6)	1,271,976	16.3
John S. Eastburn Jr.(7)	0	0
Samuel P. Frieder(7)	0	0
James A. Kohlberg(7)	0	0
Marion Antonini(7)(8)	37,500	*
Gary E. Mariani(9)	75,279	1.0
Jeffrey Serota(10)	0	0
Charles A. Ferer(11)	18,750	*
David J. Barrett(12)	75,000	1.0
Total Officers and Directors as a Group (9 persons)	1,478,505	18.6%

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

(4)                                  Includes 239,413 shares issuable upon conversion of the Heller Note. The address of Heller Equity Capital Corporation is 500 West Monroe Street, Chicago, IL 60661.

(5)                                  Consists of  540,743 shares beneficially owned by TCW/Crescent Mezzanine, LLC and 60,082 shares beneficially owned by The TCW Group, Inc.  The TCW-related parties are each a party to a stockholders agreement.  The number of shares beneficially owned by TCW/Crescent Mezzanine, LLC includes 123,770 shares owned by TCW/Crescent Mezzanine Trust, 10,815 shares owned by TCW/Crescent Mezzanine Investment Partners, L.P. and 406,158 shares owned by TCW/Crescent Mezzanine Partners, L.P.  The business, property and affairs of TCW/Crescent Mezzanine, LLC are managed exclusively by its board of directors, which consists of the following individuals: Mark L. Attanasio, Robert D. Beyer, Jean-Marc Chapus, Jack D. Furst, Thomas O. Hicks, William C. Sonneborn and Marc I. Stern.  The address of TCW/Crescent Mezzanine, LLC is 11100 Santa Monica Blvd, Suite 2000, Los Angeles, California 90025.  The number of shares beneficially owned by The TCW Group, Inc. includes 60,082 shares owned by TCW Shared Opportunity Fund II, L.P.   The TCW Group, Inc. may be deemed to be controlled by Société Générale Asset Management, S.A., a company incorporated under the laws of France.  Société Générale Asset Management, S.A. is owned by Société Générale, S.A., a company incorporated under the laws of France.  The address of The TCW Group,Inc. is 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017.

(6)                                  Includes options to purchase 602,609 shares of common stock, which are presently exercisable and 68,095 shares owned by M.F. Vukelich Co., of which Mr. Vukelich is director and controlling shareholder. Excludes shares held by Karla D. Vukelich.

(7)                                  Excludes 4,078,059 shares held by KCSN. Such person disclaims beneficial ownership of such shares.

(8)                                  Includes options to purchase 37,500 shares of common stock which are presently exercisable.

(9)                                  Includes options to purchase 10,350 shares of common stock which are presently exercisable.

(10)                            Excludes 300,413 shares held by Ares Management L.P.  Such person disclaims beneficial ownership of such shares.

(11)                            Includes options to purchase 18,750 shares of common stock which are presently exercisable.

(12)                            Includes options to purchase 75,000 shares of common stock which are presently exercisable.

Item 13.   Certain Relationships and Related Transactions

In November 2001, the Company entered into the Amended Loan Agreement with Fleet Capital Corporation in which two existing Series A Preferred Stockholders of the Company, TCW/Crescent Mezzanine, L.L.C. and certain affiliated entities (“TCW”) and Ares Leveraged Investment Fund, L.P. and certain affiliated entities (“Ares”), agreed to participate in the debt restructuring and modifications to the Series A Preferred Stock in exchange for the right to acquire (i) in the aggregate, such number of shares of the Company’s common stock as will give TCW and Ares together a 34% interest in the issued and outstanding common stock in consideration of its $15.0 million participation in the Company’s $55.0 million Amended Loan Agreement and (ii) an additional 15% of the issued and outstanding common stock in consideration of the modifications to the Series A Preferred Stock.  (For additional information, see Note 9 Notes to Financial Statements.)  In December 2001, the Company and certain of its common stockholders transferred a total of 1,201,651 shares of common stock to TCW, Ares and the remaining Series A Preferred Stockholders, of which TCW received 600,825 shares of common stock.  The Company and its stockholders have not yet transferred the remaining 34% interest to which the Series A Preferred Stockholders are entitled.

The Company purchased a portion of its Christmas tree operations from a member of management during fiscal years 1998, 1999, and 2000 and in the transitional six month period ended December 31, 2000.  The Company did not purchase Christmas trees from this member of management in 2001.  The Company made a payment of $0.2 million to this member of management during 2001.

During the third quarter of 2001, the Company entered into a contract with HR Synergy, to become the Company’s new broker / provider of the Company’s various health benefit programs.  HR Synergy is owned by Mr. Mike Simmons, the Company’s Vice President of Human Resources.  The contemplated transaction was disclosed and approved in advance by Mr. Dave Barrett and Mr. John Eastburn.  Mr. Mike Simmons will not benefit from this arrangement, as all brokerage commissions normally payable have been deducted from premiums billed to the Company.  During 2001, the Company paid $400 to HR Synergy directly. The Company will pay premiums and administrative fees of approximately $0.3 million directly to insurance companies in fiscal 2002 related to 2002 policies placed through HR Synergy.

All future transactions among the Company and its officers, directors and principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors.

PART IV

Item  14.   Exhibits, Financial Statement Schedules and Reports on Form 8–K.

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements:

The following consolidated financial statements of the Company are included in Appendix A.

Report of Independent Public Accountants

Consolidated Balance Sheets —

December 31, 2001 and 2000

Consolidated Statements of Operations —

Year ended December 31, 2001

Twelve months ended December 31, 2000

Six Months Ended December 31, 2000 and 1999

Years ended June 30, 2000 and 1999

Consolidated Statements of Shareholders’ Equity —

Year ended December 31, 2001

Six months ended December 31 2000

Years ended June 30, 2000 and 1999

Consolidated Statements of Cash Flows —

Year ended December 31, 2001

Twelve months ended December 31, 2000

Six Months ended December 31, 2000 and 1999

Years ended June 30, 2000 and 1999

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

The following financial statement schedule is included in Appendix B.

II — Valuation and Qualifying Accounts —

Year ended December 31, 2001

Six Months ended December 31, 2000

Years ended June 30, 2000 and 1999

Inasmuch as Registrant is primarily a holding company and all subsidiaries are wholly owned, only consolidated statements are being filed. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b)           Reports on Form 8-K: One report on Form 8-K was filed by the Registrant on October 23, 2001, announcing that the Registrant had reached an agreement with Fleet Capital Corporation to amend its Loan and Security Agreement whereby, among other things, the maturity date was extended to November 15, 2001.  Further, the Registrant announced that its offer to exchange Series B Preferred Stock and new senior subordinated notes in exchange for its outstanding senior subordinated notes, as previously announced in the Registrant’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001, was extended to 12:00 midnight, New York City Time, on November 5, 2001.

(c)           Exhibits:  See Exhibit Index below.

Exhibit Number	Description of Document
3.1

Form of Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

3.2

Amendment to Certificate of Incorporation, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

3.3	Amended and Restated Bylaws, incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

3.4

Form of Certificate of Designation of the 13% Series A Cumulative Preferred Stock, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

4.1

Form of Preferred Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335) and amendments thereto, as previously filed with the Securities and Exchange Commission.

4.2

Indenture (including Form of Note), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

4.3

Warrant Agreement (including Form of Warrant), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

4.4

Certificate of Amendment to the Certificate of Designation for 13% Series A Cumulative Preferred Stock, as previously filed as Exhibit 4.2 to the Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

4.5

Certificate of Designation for 13% Series B Cumulative Preferred Stock, as previously filed as Exhibit 4.3 to the Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

4.6

Certificate of Designation for 12% Series B-1 Cumulative Preferred Stock, as previously filed as Exhibit 4.4 to the Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

4.7	Indenture for 13% Senior Subordinated Notes due 2005, as previously filed as Exhibit 4.1 to the Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.1

Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of December 24, 1997, incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission on August 14, 1998.

10.2

First Amendment and Waiver to Second Amended And Restated Credit Agreement dated as of December 24, 1997, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 26, 1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

10.3

Second Amended and Restated Credit Agreement dated as of December 24, 1997, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

10.4

Amended and Restated Credit Agreement dated as of February 20, 1997, incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.5

Re-capitalization and Stock Purchase Agreement among the Registrant, Heller Equity Capital Corporation (“Heller”), M.F. Vukelich Co., Michael F. Vukelich, Jerry Halamuda, Gary E. Mariani, Steven J. Bookspan, Richard E. George and KCSN Acquisition Company, L.P. dated as of December 31, 1996, incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.6

8% Subordinated Convertible Note issued to Heller, incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.7

Put/Call Option Agreement dated as of December 31, 1996, incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.8

Stockholders Agreement dated as of December 31, 1996, incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.9

Employee Stockholders Agreement dated as of June 1, 1997, incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.10

Employment Agreement with Michael F. Vukelich dated as of December 31, 1996, incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.11

Employment Agreement with Jerry L. Halamuda dated as of December 31, 1996, incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.12	1996 Stock Incentive Plan incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.13	1997 Stock Incentive Plan incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.14	Special Stock Option Plan incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.15	Form of Stock Purchase Option incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.16

Fee Agreement dated as of December 31, 1996 between Registrant and Kohlberg Company, LLC incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.17

Merger Agreement dated as of February 20, 1997 for the acquisition of Lone Star Growers Co. incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.18

Real Property Lease between M.F. Vukelich Co. and the Registrant dated December 1, 1995, incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.19

Real Property Lease between Michael F. Vukelich as Guardian for Trisha Vukelich and the Registrant dated as of December 31, 1995, incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.20

Asset Purchase Agreement dated as of March 14, 1997 between Color Spot Christmas Trees, Inc. and Signature Trees, incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.21

9% Subordinated Promissory Note issued to Oda Nursery, Inc. incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.22

Stockholders Repurchase Agreement dated as of December 31, 1996, incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission.

10.23

Amended and Restated Employment Agreement dated as of July 30, 1998 with Boligala Raju, incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 25, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

10.24

1998 Employees Stockholders Agreement incorporated by reference to the Company’s Form 10-K for the year ended June 30, 1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

10.25

Loan and Security Agreement dated as of October 15, 1998, with Fleet Capital Corporation as agent, incorporated by reference to the Company’s Form 10-K for the year ended June 30, 1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

10.25.1

Waiver and Amendment to Debt Agreement dated as of September 28, 2000, with Fleet Capital Corporation, incorporated by reference to the Company’s Form 10-K for the year ended June 30, 2000 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

10.25.2

Amendment to Debt Agreement dated as of September 28, 2000, with Fleet Capital Corporation, incorporated by reference to the Company's Form 10-KT for the Transition Period ended December 31, 2000, (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

10.26

Subordination Agreement dated as of October 15, 1998, between Heller, Fleet Capital Corporation, as agent, and the Registrant, incorporated by reference to the Company’s Form 10-K for the year ended June 30, 1998 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

10.27

Employment Agreement with Richard E. Parker dated as of June 10, 1999, incorporated by reference to the Company’s Form 10-K for the year ended June 30, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

10.28

Employment Agreement with Joseph P. O’Neill dated as of June 10, 1999, incorporated by reference to the Company’s Form 10-K for the year ended June 30, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

10.29

Amendment to Employment Agreement with Michael F. Vukelich, dated June 10, 1999, incorporated by reference to the Company’s Form 10-K for the year ended June 30, 1999 (SEC File No. 000-23483), as previously filed with the Securities and Exchange Commission.

10.30

8% Subordinated Convertible Note due 2005 with Heller Equity Capital Corporation, as previously filed as Exhibit 4.5 to the Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.31

Registration Rights Agreement dated as of November 20, 2001 among the Registrant and certain holders of the 13% Senior Subordinated Notes and Series B Cumulative Preferred Stock, as previously filed as Exhibit 4.6 to the Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.32

Second Amended and Restated Stockholders Agreement dated as of November 20, 2001, as previously filed as Exhibit 4.7 to the Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.33

Amended and Restated Loan and Security Agreement with Fleet Capital Corporation, as agent, dated November 20, 2001, as previously filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.34

Securities Purchase Agreement with Catalyst Equity Fund, L.P. dated as of November 20, 2001, as previously filed as Exhibit 10.2 to the Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.35	Employment Agreement dated May 5, 2001 with David J. Barrett, as previously filed as Exhibit 10.3 to the Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.36	Employment Agreement dated March 26, 2001 with Charles A. Ferer, as previously filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

11.1	Computations of Earnings Per Share — See Note 13 to the Notes to Consolidated Financial Statements.

12.1	Computation of Ratio of Earnings to Fixed Charges. *

21.1	Subsidiaries of the Registrant incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-37335), as previously filed with the Securities and Exchange Commission

99	Arthur Andersen Representations*

* Filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2002

COLOR SPOT NURSERIES, INC. a Delaware corporation

	By:	/s/ David J. Barrett
	Name:	David J. Barrett
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ David J. Barrett	Chief Executive Officer and Director	April 1, 2002
David J. Barrett	(Principal Executive Officer)

/s/ Charles A. Ferer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2002
Charles A. Ferer

/s/ Michael F. Vukelich	Chairman of the Board	April 1, 2002
Michael F. Vukelich

/s/ Marion Antonini	Vice Chairman	April 1, 2002
Marion Antonini

/s/ Samuel P. Frieder	Director	April 1, 2002
Samuel P. Frieder

/s/ James A. Kohlberg	Director	April 1, 2002
James A. Kohlberg

/s/ Gary E. Mariani	Director	April 1, 2002
Gary E. Mariani

/s/ John S. Eastburn, Jr.	Director	April 1, 2002
John S. Eastburn. Jr.

/s/ Jeffrey Serota	Director	April 1, 2002
Jeffrey Serota

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Color Spot Nurseries, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Color Spot Nurseries, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2001, the six month period ended December 31, 2000 and for the years ended June 30, 2000 and 1999.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Color Spot Nurseries, Inc. and Subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the year ended December 31, 2001, the six month period ended December 31, 2000 and for the years ended June 30, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

As explained in Note 8 to the financial statements, effective July 1, 1998, the Company changed its method of accounting for organization costs in accordance with the AICPA’s Statement of Position 98-5, “Reporting on Costs of Start-up Activities”.

/s/ Arthur Andersen LLP

San Francisco, California
March 2, 2002

COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2001	2000

ASSETS
CURRENT ASSETS:
Cash	$2,474	$874
Accounts receivable, net of allowances of $1,610 and $1,935, respectively	10,955	13,940
Receivables from employees	1,335	1,910
Inventories, net	48,637	45,980
Prepaid expenses and other	1,558	699
Total current assets	64,959	63,403

CHRISTMAS TREE INVENTORIES	8,760	8,309
PROPERTY, PLANT AND EQUIPMENT, net	47,499	49,665
ASSETS HELD FOR SALE	—	612
INTANGIBLE ASSETS, net	46,325	45,332
DEFERRED INCOME TAXES	—	26,387
NOTES RECEIVABLE AND OTHER ASSETS	639	995
Total assets	$168,182	$194,703

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,313	$5,737
Bank overdrafts	5,314	4,822
Accrued liabilities	14,544	18,424
Dividends payable to stockholders	738	317
Deferred income taxes	—	13,392
Current maturities of long-term debt	36,027	36,455
Total current liabilities	62,936	79,147

LONG-TERM DEBT	80,246	110,768
OTHER LONG-TERM LIABILITIES	600	—
Total liabilities	143,782	189,915

REDEEMABLE PREFERRED STOCK (See Note 12)	108,405	50,641
REDEEMABLE COMMON STOCK, $0.001 par value, 1,080,510 and 1,143,339 shares issued and outstanding, respectively	22	3,383
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 50,000,000 shares authorized, 6,105,498 and 5,805,258 shares issued and outstanding, respectively	12	12
Additional paid-in capital	51,846	51,822
Treasury stock, 5,989,238 and 6,226,649 shares, respectively	(45,651)	(45,651)
Warrants, 825,000 exercisable at $0.01 per share	8,250	8,250
Accumulated deficit	(98,484)	(63,669)
Total stockholders’ deficit	(84,027)	(49,236)
Total liabilities and stockholders' deficit	168,182	194,703

The accompanying notes are an integral part of these consolidated financial statements.

COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,		Six Months Ended December 31,		Fiscal Years Ended June 30
	2001	2000	2000	1999	2000	1999
		(Unaudited)		(Unaudited)
NET SALES	$191,225	$209,584	$74,482	$75,785	$210,887	$206,076
COST OF SALES	114,788	136,298	52,734	47,327	130,891	117,793

Gross profit	76,437	73,286	21,748	28,458	79,996	88,283

SALES, MARKETING AND DELIVERY EXPENSES	45,952	51,656	20,578	19,284	50,362	46,252
GENERAL AND ADMINISTRATIVE EXPENSES	22,131	18,273	9,615	12,182	20,840	25,610
AMORTIZATION OF INTANGIBLE ASSETS	1,471	1,637	779	861	1,719	1,727
RESTRUCTURING COSTS	3,328	—	—	—	—	—

Income (loss) from operations	3,555	1,720	(9,224)	(3,869)	7,075	14,694

INTEREST EXPENSE	14,866	16,846	8,542	7,658	15,962	16,464
OTHER EXPENSE (INCOME), net	246	(1,092)	265	97	(1,260)	355

Loss before income taxes	(11,557)	(14,034)	(18,031)	(11,624)	(7,627)	(2,125)

INCOME TAX BENEFIT (PROVISION)	(12,993)	2,133	5,934	4,592	791	727

Loss before cumulative effect of change in accounting principle and extraordinary loss	(24,550)	(11,901)	(12,097)	(7,032)	(6,836)	(1,398)

CUMMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of tax benefit	—	—	—	—	—	1,718
EXTRAORDINARY LOSS, net of tax benefit	—	—	—	—	—	1,018

Net loss	(24,550)	(11,901)	(12,097)	(7,032)	(6,836)	(4,134)

STOCK DIVIDENDS / ACCRETION	10,265	8,394	4,309	3,866	7,951	7,102

Net loss applicable to common stock	$(34,815)	$(20,295)	$(16,406)	$(10,898)	$(14,787)	$(11,236)

Basic and diluted loss per common share:
Loss before cummulative effect of change in accounting principle and extraordinary loss	$(5.01)	$(2.92)	$(2.36)	$(1.57)	$(2.13)	$(1.22)
Cumulative effect of change in accounting principle	—	—	—	—	—	(0.25)
Extraordinary loss	—	—	—	—	—	(0.15)

Totals	$(5.01)	$(2.92)	$(2.36)	$(1.57)	$(2.13)	$(1.62)

Weighted average number of shares outstanding	6,948,597	6,948,597	6,948,597	6,951,904	6,950,238	6,941,022

The accompanying notes are an integral part of these consolidated financial statements.

COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except common shares)

	Common Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Warrants	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
Balance, June 30, 1998	5,773,518	$12	$50,975	$(45,488)	$8,250	$(21,240)	$(7,491)	$(21,960)

Accretion of Series A preferred stock	—	—	—	—	—	(833)	(833)	—
Accretion of redeemable common stock	—	—	—	—	—	(443)	(443)	—
Exercise of stock options	37,950	—	54	—	—	—	54	—
Series A preferred stock dividends	—	—	—	—	—	(5,826)	(5,826)	—
Other	—	—	329	(145)	—	—	184	—
Net loss	—	—	—	—	—	(4,134)	(4,134)	(4,134)

Balance, June 30, 1999	5,811,468	12	51,358	(45,633)	8,250	(32,476)	(18,489)	(4,134)

Accretion of Series A preferred stock	—	—	—	—	—	(855)	(855)	—
Accretion of redeemable common stock	—	—	—	—	—	(463)	(463)	—
Series A preferred stock dividends	—	—	—	—	—	(6,633)	(6,633)	—
Other	(6,210)	—	310	(18)	—	—	292	—
Net loss	—	—	—	—	—	(6,836)	(6,836)	(6,836)

Balance, June 30, 2000	5,805,258	12	51,668	(45,651)	8,250	(47,263)	(32,984)	(6,836)

Accretion of Series A preferred stock	—	—	—	—	—	(433)	(433)	—
Accretion of redeemable common stock	—	—	—	—	—	(231)	(231)	—
Series A preferred stock dividends	—	—	—	—	—	(3,645)	(3,645)	—
Other	—	—	154	—	—	—	154	—
Net loss	—	—	—	—	—	(12,097)	(12,097)	(12,097)

Balance, December 31, 2000	5,805,258	12	51,822	(45,651)	8,250	(63,669)	(49,236)	(12,097)

Accretion of preferred stock	—	—	—	—	—	(1,182)	(1,182)	—
Accretion of redeemable common stock and adjustment to fair value	—	—	—	—	—	3,360	3,360	—
Issuance of new stock	300,240	—	24	—	—	—	24
Preferred stock dividends	—	—	—	—	—	(12,443)	(12,443)	—
Net loss	—	—	—	—	—	(24,550)	(24,550)	(24,550)

Balance, December 31, 2001	6,105,498	$12	$51,846	$(45,651)	$8,250	$(98,484)	$(84,027)	$(24,550)

The accompanying notes are an integral part of these consolidated financial statements.

COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Years Ended December 31,		Six Months Ended December 31,		Fiscal Years Ended June 30,
	2001	2000	2000	1999	2000	1999
		(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,550)	$(11,901)	$(12,097)	$(7,032)	$(6,836)	$(4,134)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,767	7,734	3,811	3,900	7,823	7,205
Loss (gain) on sale of fixed assets	190	(1,348)	107	—	(1,455)	—
Interest paid in kind	3,670	746	382	336	700	660
Deferred income taxes	12,993	(2,156)	(5,934)	(4,592)	(814)	(2,141)
Write-off of deferred financing costs	—	—	—	—	—	2,612
Cumulative effect of change in accounting principle	—	—	—	—	—	1,547
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,985	3,112	3,899	969	923	9,521
Decrease (increase) in receivables from employees	575	(300)	(300)	325	(416)	(1,071)
Decrease (increase) in inventories	(2,657)	838	(6,991)	(13,743)	(5,914)	9,231
Decrease (increase) in prepaid expenses and other current assets	(859)	611	(270)	(587)	294	1,080
Increase in Christmas tree inventory	(451)	(2,846)	(1,104)	(714)	(2,456)	(1,142)
Decrease (increase) in notes receivable and other assets	356	135	(29)	120	284	196
Increase (decrease) in accounts payable	576	(3,147)	(5,812)	3,696	6,361	(11,117)
Increase (decrease) in accrued liabilities	780	9,633	8,067	7,911	9,477	2,769

Net cash provided by (used in) operating activities	2,375	1,111	(16,271)	(9,411)	7,971	15,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(5,142)	(8,460)	(3,032)	(661)	(6,089)	(2,176)
Proceeds from sale of fixed assets	431	1,940	—	—	1,940	—

Net cash used in investing activities	(4,711)	(6,520)	(3,032)	(661)	(4,149)	(2,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in cash overdrafts	492	(7,614)	(3,146)	642	(3,826)	824
Purchase of treasury stock	—	(18)	(18)	(18)	(18)	(18)
Purchase of treasury stock	—	—	—	(18)	(18)	(85)
Financing and restructuring costs	(7,949)	25	—	—	25	(2,087)
Proceeds from issuance of long-term debt	12,000	—	—	—	—	—
Net borrowings under revolving line of credit	178	14,043	21,907	9,078	1,214	19,783
Repayments on revolving line of credit	—	—	—	—	—	(31,338)
Repayments of long-term debt	(785)	(769)	(346)	(452)	(875)	(961)

Net cash provided by (used in) financing activities	3,936	5,685	18,415	9,250	(3,480)	(13,864)
				—		—
NET INCREASE (DECREASE) IN CASH	1,600	276	(888)	(822)	342	(824)

CASH AT BEGINNING OF PERIOD	874	598	1,762	1,420	1,420	2,244

CASH AT END OF PERIOD	$2,474	$874	$874	$598	$1,762	$1,420

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,671	$16,865	$8,380	$7,438	$15,923	$14,679
Income taxes	$25	$63	$—	$26	$89	$34

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock dividends / accretion	$10,265	$8,394	$4,309	$3,866	$7,951	$7,102

The accompanying notes are an integral part of these consolidated financial statements.

COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION, OPERATIONS AND CERTAIN BUSINESS RISKS

BASIS OF PRESENTATION

The accompanying consolidated financial include the accounts of Color Spot Nurseries, Inc., a Delaware corporation, and its wholly owned subsidiaries (“the Company”) and are prepared in conformity with generally accepted accounting principles in the United States. Effective July 1, 2000, the Company changed its fiscal year end from June 30 to December 31.  Accordingly, a transition report was filed for the six month period ending December 31, 2000.  As a result of the significant seasonality in the Company’s business, the six-month and twelve-month results included herein are not comparable.

OPERATIONS

Color Spot Nurseries is one of the largest wholesale nurseries in the United States, based on revenue and greenhouse square footage. The Company provides a wide assortment of high quality plants, including packaged bedding plants, flowering potted plants, groundcover, ornamental plants and shrubs, and fresh-cut Christmas trees. As of December 31, 2001, the Company operates 13 production facilities located in 4 states.  The Company also owns or leases growing fields for Christmas trees in Oregon, Michigan, North Carolina, and Tennessee.  The Company sells primarily to leading home centers and mass merchants, and to independent garden centers and commercial landscapers, located predominantly in California, Texas and other western states.  The Company conducts its operations through one reportable segment.

CERTAIN BUSINESS RISKS

Beginning in 1998, and from time-to-time thereafter, the Company has experienced financial difficulties.  As a result, in several periods, the Company violated its debt covenants and has taken certain charges relating to restructuring its operations, debt and equity. During this period there has been significant management turnover.  In November 2001, the Company substantially restructured its debt (see Notes 9, 11, and 12).  Terms of the new debt and equity arrangements are restrictive and include numerous financial and non-financial covenants.  The Company is highly leveraged, has significant debt service obligations, including maturity of its line of credit on September 15, 2003, and has other business risks.  Key business risk include, but are not limited to, customer concentration, reliance on key vendors, weather and general agricultural risks, governmental regulations, sensitivity to labor, utility or raw material price increases, competition, litigation, and dependence on leased facilities.

The Company’s debt service obligations have important consequences to holders of its debt and equity securities including the following: (i) a substantial portion of its cash flow from operations will be dedicated to the payment of principal and interest on its debt, thereby reducing the funds available for operations, acquisitions, future business opportunities and other purposes and increasing its vulnerability to adverse general economic and industry conditions; (ii) its leveraged position may increase its vulnerability to competitive pressures; (iii) the amended financial covenants and other restrictions contained in the instruments governing its indebtedness and capital stock  will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

The Company’s ability to make scheduled principal and interest payments or to refinance its indebtedness to pay dividends and make redemption payments on its preferred stock and to pay dividends on its common stock depends on future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond its control.  There can be no assurance that the Company will generate sufficient cash flow from operations in the future to service its debt, pay dividends, make redemption payments and fund necessary capital expenditures.  If unable to do so, the Company may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing.  There can be no assurance that any such refinancing or that any such sale of assets or additional financing would be possible on terms reasonably favorable to the Company, or at all.  In addition, unforeseen problems, delays, expenses and difficulties as well as changes in economic and regulatory or competitive conditions may lead to cost increases that could cause the Company’s current cash flow and availability under its credit agreement with Fleet Capital Corporation and certain other lenders (the “Amended Loan Agreement”) to be insufficient to meet its operating needs.

The Amended Loan Agreement restricts, among other things, the Company’s ability to incur additional indebtedness, incur liens, pay or declare dividends, enter into any transaction not in the ordinary course of business, guarantee or otherwise become in any way liable with respect to the obligations of another party or entity, merge or consolidate with another person, or sell or transfer any collateral (except for the sale of inventory in the ordinary course of business).  A breach of any of these covenants could result in a default.  Upon the occurrence of an Event of Default (as defined in the Amended Loan Agreement), the lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable.  If the Company was unable to pay those amounts the lenders could proceed against the collateral granted to them to secure that indebtedness.  If the indebtedness under the Amended Loan Agreement were to be accelerated, there can be no assurance that the Company’s assets would be sufficient to repay the indebtedness.  Substantially all of the Company’s assets are pledged as security under the Amended Loan Agreement.  The restrictions described above, in combination with the Company’s leveraged nature, may limit the Company’s ability to obtain financing in the future or may otherwise restrict corporate activities.

The accompanying financial statements were prepared contemplating the realization of all recorded assets, and the satisfaction of liabilities in the normal course of business.  Ultimately,  the Company must generate sufficient cash flow to meet its obligations as they come due, comply with the terms of its debt and equity facilities, including meeting its financial covenants, and ultimately attain profitability and achieve other business objectives or there will be a material adverse impact on its business, financial position and results of operations.  No assurance can be provided that the Company will be able to attain profitability or achieve its business objectives or that assets will be realizable at their carrying values.

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

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Christmas tree inventories are stated at average cost and are classified as long-term assets until they are harvested. Inventory costs include material, labor and production costs directly associated with the growing process.  Direct costs associated with inventory shrinkage are charged to cost of sales as a period expense. Reserves are recorded for excess inventory.

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

Asset Classification	Estimated Useful Life
Land Improvements	40 years
Greenhouses and Buildings	15 to 20 years
Machinery and equipment	5 to 10 years
Computer equipment	3 to 5 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Life of lease

Major renewals and improvements that extend the useful life of an asset are capitalized; routine maintenance and repairs are expensed as incurred.  Upon sale or retirement of assets, the asset cost and related depreciation are removed from the accounts and any related gain or loss is reflected in the Company’s operating results.

SOFTWARE

The Company adopted SOP 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” for the fiscal year ended June 30, 2000. SOP 98-1 requires certain costs for computer software developed or obtained for internal use to be capitalized.  Capitalized software is carried at cost less accumulated amortization and is amortized over three to five years on a straight-line basis.

INTANGIBLE ASSETS AND ASSET IMPAIRMENT

Amortization of intangible assets is computed on a straight-line basis over the shorter of estimated useful lives or contract periods. The following useful lives are used for recognizing amortization expense:

Intangible Category	Estimated Useful Life
Goodwill	40 years
Noncompete agreements	5 years
Financing costs	2 to 3 years

Goodwill represents the excess of cost over the estimated fair value of the net assets of acquired businesses. Periodically, if a triggering event occurs, the Company will evaluate the remaining useful life and balance of goodwill and make appropriate adjustments.  The Company’s principal considerations in determining impairment include the strategic benefit of its particular business related to the questioned component of goodwill as measured by undiscounted current and expected future operating income levels of that particular business and expected undiscounted future cash flows.  If the carrying amount of an asset exceeds the expected future undiscounted cash flows, the Company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value.

Long-lived assets, certain identifiable intangible assets and goodwill will be reviewed for impairment when expected future undiscounted cash flows are less than the carrying value of the asset. No charges were recorded pursuant to SFAS 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of”, in the year ended December 31, 2001, the six-month period ended December 31, 2000, or the years ended June 30, 2000 or 1999.

INSURANCE RESERVES

The Company is partially self-insured for workers compensation, auto and general liability insurance.  The Company establishes reserves for the estimated ultimate losses expected to arise out of reported as well as potential unreported claims incurred during the period.  The Company periodically reviews such reserves and records necessary adjustments based upon claims experience.  Actual losses could differ from accrued amounts.

REDEEMABLE PREFERRED STOCK AND WARRANTS

The Company is required to redeem all outstanding shares of preferred stock at a price equal to the liquidation preference (see Note 12), plus accrued and unpaid dividends, if any, at certain mandatory redemption dates.  The difference between the carrying amount and redemption amount is accreted over the period from the date of issuance to the date of mandatory redemption.  As a result of the mandatory redemption feature, redeemable preferred stock is classified outside of stockholders’ equity. Warrants are recorded at their estimated fair value on the date of issuance.

REDEEMABLE COMMON STOCK

Subject to the terms of the Amended Loan Agreement, the Company is required to repurchase shares of common stock from certain management stockholders in the event of their termination due to their death or permanent disability. Such repurchases are at fair market value as determined by the Board of Directors.  The Board of Directors will retain an independent appraisal firm to assist them in determining the fair market value of the common stock on a periodic basis. The difference between the carrying amount of the redeemable common stock and its fair value is accreted over the life expectancy of the management stockholders by charging retained earnings.  As a result of the redemption feature, redeemable common stock is classified outside of stockholders’ equity (irrespective of voting rights of the stock).  In 2001, redeemable common stock was decreased to $22,000 to reflect the estimated value of the Company’s common stock.

FINANCIAL INSTRUMENTS

The carrying amounts for cash, accounts receivables, notes receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Other fair value disclosures are in the respective notes.

In order to decrease its exposure to unfavorable interest rate movements, the Company may, from time to time, purchase interest rate protection agreements to cap the interest rates on its floating rate obligations.  If interest rates exceed the interest rate on the interest rate protection agreement, the Company’s counterparty will pay it the differential between the interest due on a floating basis and the interest due on the fixed basis. Payments made by counterparties are recorded as a reduction of interest expense in the period earned.  The Company does not have outstanding interest rate protection agreements as of December 31, 2001.

REVENUE RECOGNITION

Revenue is recognized upon delivery of goods to the customer. Sales returns and allowances are estimated and recorded as a charge against revenue in the period in which the related sales are recognized.  Provisions for returns and allowances are estimated based on historical trends and information from customers.

SHIPPING AND HANDLING FEES AND COSTS

In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” amounts billed to a customer in a sales transaction related to shipping and handling are classified as revenue.  Costs incurred by the Company for shipping and handling are classified in sales, marketing and delivery expenses. Shipping and handling costs were $25.1 million, $28.9 million, $11.9 million, $10.5 million, $27.5 million and $26.2 million for the year ended December 31, 2001, the twelve months ended December 31, 2000, the six months ended December 31, 2000 and 1999 and for the fiscal years ended June 30, 2000 and 1999, respectively.

RESTRUCTURING COSTS

Restructuring costs include amounts paid to various financial advisors in connection with the Company’s debt restructuring (see Notes 9,11 and 12) that were not directly attributable to new debt or equity.

OTHER (INCOME)/EXPENSE, NET

Other (income)/expense, net includes net gains and losses on the sale of assets.

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

BANK OVERDRAFTS

Bank overdrafts include net outstanding checks not yet presented to a bank for settlement.

STOCK DIVIDENDS / ACCRETION

Stock dividends / accretion include dividends on the Company’s preferred stock, accretion to liquidation value of the preferred stock and redeemable common stock, and adjustments to fair value on redeemable common stock.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation plans in accordance with APB Opinion No. 25 under which compensation cost is recorded as the difference between the fair value and the exercise price at the date of grant and is recorded on a straight-line basis over the vesting period of the underlying options. The Company has adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation”.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Accounting Standards No. 142, “Accounting for Goodwill” (“SFAS 142”).  SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited.  The provisions of the statement apply to all business combinations initiated after June 30, 2001.  The Company does not expect that SFAS 141 will have a material impact on its consolidated financial statements.  SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. SFAS 142 requires the Company to discontinue the periodic amortization of goodwill effective January 1, 2002.  Additionally, the Statement requires the Company to evaluate all unamortized goodwill for possible impairment within the first six months of fiscal 2002 based on new valuation criteria set forth in the Statement.  All provisions of SFAS 142 must be applied for the fiscal year beginning January 1, 2002 to all of the Company’s goodwill and other intangible assets, regardless of when those assets were initially recognized.  At this time, the Company cannot reasonably estimate the impact of this statement on their consolidated financial statements; however, the effect may be material.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and an associated asset retirement cost and is effective for fiscal year 2003. The Company does not expect SFAS No. 143 to have a material impact on its financial position or the results of its operations.

The FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” dated August 2001. This statement supercedes SFAS 121,” Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company will adopt the provisions of SFAS 144 on the first day of fiscal year 2003 and is currently evaluating the impact SFAS 144 may have on its financial position and results of operations.

3.  CONCENTRATION OF CUSTOMERS AND CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. The Company sells primarily on 10-day and 30-day terms, performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable because the majority of its customers are large, established retail customers with operations throughout the United States. A majority of the Company’s sales are in California and Texas. The Company maintains an allowance for potential credit losses. For the year ended December 31, 2001 and 2000, the six months ended December 31, 2000 and for the fiscal years ended June 30, 2000, and 1999, sales to the eight largest customers constituted 84%, 78%, 77%, 75%, and 70% of net sales, respectively.  Sales to the Company’s largest customer constituted 45%, 42%, 41%, 41%, and 37% of net sales in these respective periods. Accounts receivable balances generally reflect the net sales percentages for the Company’s largest customers. The loss of, or reduction in orders from, any major retail customer could have a material adverse effect on the Company.

During fiscal year 2001, sales to K-Mart accounted for approximately 9% of the Company’s total net sales. In January 2002, K-Mart and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United State Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, and in March 2002, announced that it intends to close 284 under-performing stores located in 40 states, as part of its initial Chapter 11 financial objectives review. Although certain of the projected store closures are located within the Company’s target market, to date the Company has not experienced a decline in consolidated sales to K-Mart. Moreover, K-Mart has requested additional product for certain stores and assured the Company that it will continue to pay on a 30-day cycle. However, if K-Mart is forced to close additional stores as a result of its bankruptcy reorganization, the loss of, or reduction in orders, or the Company’s inability to collect accounts receivables from K-Mart, could have a material adverse effect on the Company, its business and operations.

4.  INVENTORIES

Inventories at December 31, 2001 and 2000 consisted of the following (in thousands):

	December 31,
	2001	2000
Current:
Outdoor flowers and vegetable plants	$47,418	$44,852
Raw materials and supplies	4,077	4,587
Inventory reserve	(2,858)	(3,459)
Total current inventories	48,637	45,980
Noncurrent:
Christmas tree inventories	8,760	8,309
Total inventories, net	$57,397	$54,289

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2001 and 2000 consisted of the following (in thousands):

	December 31,
	2001	2000
Land and land improvements	$10,459	$10,353
Greenhouses and buildings	23,523	23,389
Furniture and fixtures and software	10,343	5,894
Machinery and equipment	21,214	21,061
Leasehold improvements	10,438	7,824
Assets under capital leases	564	482
Construction in progress	368	2,774
Total property, plant and equipment	76,909	71,777
Less: Accumulated depreciation	(29,410)	(22,112)
Total property, plant and equipment, net	$47,499	$49,665

Depreciation expense for the year ended December 31, 2001 and 2000, the six months ended December 31, 2000 and 1999, and the fiscal years ended June 30, 2000 and 1999 was $7.3 million, $6.2 million, $3.0 million, $3.1 million, $6.1 million and $5.5 million, respectively.  At December 31, 2001 and 2000, greenhouses with an original cost of $6.9 million and $6.1 million, respectively, are in service on property leased by the Company under operating lease agreements.  Construction in progress is primarily composed of upgrades or additions to the Company’s greenhouses and watering systems and the implementation of an integrated financial system.

6.  INTANGIBLE ASSETS

Intangible assets as of December 31, 2001 and 2000, consisted of the following (in thousands):

	December 31,
	2001	2000
Goodwill	$47,517	$47,517
Financing costs	4,381	6,278
Non-compete agreements	1,694	1,694
Other	916	916
Total intangible assets	54,508	56,405
Less: Accumulated amortization	(8,183)	(11,073)
Total intangible assets, net	$46,325	$45,332

Amortization expense for the year ended December 31, 2001 and 2000, the six months ended December 31, 2000 and 1999 and for the fiscal years ended June 30, 2000 and 1999 was $1.5 million, $1.5 million, $0.8 million, $0.8 million, $1.7 million and $1.7 million, respectively.  In April 1998, the AICPA issued Statement of Position 98-5 “Reporting on Costs of Start-Up Activities” (“SOP 98-5”).  The Company adopted SOP 98-5 on July 1, 1998 and recognized a $2.6 million non-cash, pre-tax charge ($1.7 million after tax benefit), that was accounted for as a change in accounting principle.

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

8.   ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2001 and 2000, consisted of the following (in thousands):

	December 31,
	2001	2000
Compensation and benefits	$2,068	$2,824
Rebates	734	1,454
Raw material purchases	3,127	3,896
Christmas tree grower payments	1,719	5,412
Utilities	501	838
Interest	410	805
Catalyst note renewal fee	600	—
Insurance	1,200	—
Other	4,185	3,195
Total accrued liabilities	$14,544	$18,424

9.  DEBT

Debt as of December 31, 2001 and 2000, consisted of the following (in thousands):

	December 31,
	2001	2000
Old Loan Agreement	$—	$35,604
Amended Loan Agreement	35,782	—
Catalyst Note	12,000	—
Old Notes	—	100,000
New Notes, including premium of $7,863	60,805	—
Old Heller Note	—	9,719
New Heller Note, including premium of $1,696	6,411	—
Acquisition note	1,000	1,000
Non-compete agreements	25	220
Other debt	250	680
Total debt	116,273	147,223
Less: current maturities	(36,027)	(36,455)
Long-term portion	$80,246	$110,768

RESTRUCTURING

On November 20, 2001, the Company reached an agreement with its creditors to restructure its debt. The following summarizes the background, effect and accounting of the debt restructuring.  As a result of the restructuring, the Company’s total debt and future interest payments were significantly reduced and preferred stock and future dividend payments were significantly increased.

Background of the Restructuring

The Company had been in default on various financial covenants on its prior loan agreement with Fleet Capital Corporation and certain other lenders (the “Old Loan Agreement”) at various times since June 30, 2000.  As a result of the defaults and pending expiration of the Old Loan Agreement, the Company entered into discussions with Fleet Capital Corporation and certain other lenders (“Fleet”) regarding a new credit facility.  In the second quarter of 2001, Fleet informed the Company that it would use the subordination provisions in the Old Loan Agreement to block the Company’s payment of interest due on the Company’s 10.5% Senior Subordinated Notes (“Old Notes”). Thus, the Company also entered into negotiations with holders of a majority of the Old Notes in an attempt to renegotiate the terms of the Old Notes. These negotiations eventually led to a complete restructuring of the Company’s debt, which included the Old Loan Agreement, the Catalyst Note (as defined below), the Old Notes and the Old Heller Note (as defined below.)Each of these transactions was consummated on November 20, 2001.

Terms of the Amended Loan Agreement

The Amended Loan Agreement with Fleet, which expires on September 15, 2003, provides the Company with up to $55.0 million of credit and is subject to certain borrowing base limitations based on a percentage of eligible inventory and eligible accounts receivable. The Amended Loan Agreement includes a seasonal advance provision that allows the Company to borrow additional funds above the borrowing base limitations during the seven-month period beginning on October 1st and ending on April 30th. The Company will be entitled to seasonal advances of up to $10 million from October 1, 2001 through April 30, 2002, and up to $8 million from October 1, 2002 through April 30, 2003. These seasonal maximums are subject to decrease, depending on the value of the Company’s real estate, machinery and equipment.  The Amended Loan Agreement also includes a $5.0 million letter of credit facility, but the total amount available under the Amended Loan Agreement will be reduced by the face amount of any outstanding letters of credit.   At December 31, 2001, the Company had $3.4 million in established letters of credit of which $3.0 million were established as security for the Company’s self-insurance programs. At December 31, 2001, the Company had borrowed $35.8 million under the Amended Loan Agreement and had $2.8 million remaining credit availability.

Borrowings under the Amended Loan Agreement bear interest, at the Company’s option, at the prime rate plus 1.0% or the London interbank offer rate (“LIBOR”) plus 3.0%. Seasonal advances under the Amended Loan Agreement bear interest, at the Company’s option, at prime rate plus 1.5% or LIBOR plus 3.5%.

The Amended Loan Agreement contains various covenants, including, without limitations, covenants prohibiting or limiting the Company’s ability to incur additional indebtedness, grant liens, make guarantees, enter into mergers or acquisitions, make capital expenditures and pay dividends and other distributions. The Amended Loan Agreement also contains financial covenants and information reporting requirements.

The Amended Loan Agreement contains various events of default, the occurrence and continuance of which would entitle the lenders to accelerate the maturity of all loans and terminate their revolving credit and letter of credit commitment. Events of default include:  (i) failure to pay any principal, interest, fees or other amounts; (ii) breaches of representations and warranties; (iii) violations of covenants; (iv) bankruptcy or insolvency; (v) unsatisfied judgments in excess of certain thresholds; (vi) certain events giving rise to liability under the Employee Retirement Income Security Act; (vii) change of ownership of the Company; (viii) defaults under certain other agreements; (ix) the occurrence of certain uninsured losses; (x) business disruption or condemnation; (xi) a challenge to the enforceability of any loan document or obligation under the Amended Loan Agreement or the perfection or priority of any lien granted to Fleet; (xii) a revocation, attempted revocation, repudiation or default under the terms of any subsidiary guaranty; and (xiii) the departure of either the current Chief Executive Officer or Chief Financial Officer from the Company unless replaced with an individual satisfactory to the lenders or the departure of both the current Chief Executive Officer and Chief Financial Officer within a six month period even if the lenders approve of the replacements for such  individuals.  Events of default will also give the lenders the right to possess and sell the collateral security to obtain funds to satisfy outstanding obligations to the lenders. The obligations under the Amended Loan Agreement are secured by substantially all of the Company’s assets.  In addition, the lenders may refuse to advance funds upon request if there has been a material adverse change in the Company’s operations.

Certain of the lenders obtained the right to acquire up to 34% of the Company’s common stock as an inducement to enter into the Amended Loan Agreement. The exact amount of common stock which may be acquired will depend on Fleet’s ability to syndicate the loans under the Amended Loan Agreement on or before February 18, 2002. This obligation may be satisfied either by the Company or by the transfer of common stock from the existing common stockholders.  To date, such syndication has not occurred; however, the lenders have agreed  to exercise this option and syndication discussions continue.

Terms of the Catalyst Note

As part of the restructuring, the Company entered into a Securities Purchase Agreement with Catalyst Equity Fund L.P. (“Catalyst”), pursuant to which the Company sold to Catalyst $12.0 million in senior subordinated secured notes (the “Catalyst Note”). The Catalyst Note is junior and subordinated to the Amended Loan Agreement and senior to the New Notes (as defined below) and all other indebtedness of the Company. The proceeds from the Catalyst Note were used to refinance a portion of the Company’s obligations under the Amended Loan Agreement, to pay interest due on the Old Notes and to pay expenses associated with restructuring the Company’s debt. The Catalyst Note is secured by substantially all of the Company’s assets, subject only to outstanding liens under the Amended Loan Agreement.

The Catalyst Note bears interest at the rate of 15% per annum, payable monthly, and also bears a 5% annual renewal fee and a 5% fee upon repayment. Accordingly, $1.2 million has been accrued for such fees as of December 31, 2001 and has been capitalized as financing costs in the consolidated balance sheet.  The Catalyst Note is payable in full on October 1, 2003 and cannot be repaid prior to that date unless there is a change in control. If a change in control occurs prior to the first anniversary of the closing of the Catalyst Note, the Catalyst Note is subject to mandatory redemption at 110% of the principal amount (including all accrued and unpaid interest). If a change in control occurs after the first anniversary of the closing, the Catalyst Note is subject to mandatory redemption at 105% of the principal amount (including all accrued and unpaid interest).

The Catalyst Note contains various covenants, including, without limitation, covenants prohibiting or limiting the Company’s ability to incur additional indebtedness, grant liens, make guarantees, enter into mergers or acquisitions, make capital expenditures and pay dividends and other distributions. The Catalyst Note also contains financial covenants and information reporting requirements.

The Catalyst Note contains various events of default, the occurrence and continuance of which would entitle Catalyst to accelerate the maturity of the Catalyst Note.  Events of default include:  (i) failure to pay any principal, interest, fees or other amounts; (ii) breaches of representations and warranties; (iii) violations of covenants; (iv) bankruptcy or insolvency; (v) unsatisfied judgments in excess of certain thresholds; (vi) certain events giving rise to liability under the Employee Retirement Income Security Act; (vii) change of ownership of the Company; (viii) payment defaults under certain other agreements; (ix) the occurrence of certain uninsured losses; (x) business disruption or condemnation; (xi) a challenge to the enforceability of any loan document executed in connection with the Catalyst Note or obligation under the Catalyst Note or the perfection or priority of any lien granted to Catalyst; (xii) a default under the terms of any subsidiary guaranty; (xiii) the termination of the Amended Loan Agreement or other agreements entered into in connection therewith or termination of the commitments under the Amended Loan Agreement; and (xiv) the departure of either the current Chief Executive Officer or Chief Financial Officer from the Company unless replaced with an individual satisfactory to Catalyst or the departure of  both the current Chief Executive Officer and Chief Financial Officer within a six month period even if Catalyst approves of the replacements for such individuals.  Events of default will also give Catalyst the right to possess and sell the collateral security to obtain funds to satisfy outstanding obligations to the lenders, subject to the terms of the subordination agreement between Fleet and Catalyst. The obligations under the Catalyst Note are secured by substantially all of the Company’s assets, which security interest is subordinate to the security interest granted to Fleet under the Amended Loan Agreement.

Exchange of Old Notes for New Senior Subordinated Notes and Series B Preferred Stock

As part of the Company’s recapitalization, the Company exchanged the $100 million principal amount of Old Notes plus accrued interest (the “Exchange Offer”) for:

•                  $50 million principal amount of new 13% Senior Subordinated Notes due 2005 (the “New Notes”);

•                  approximately $2.9 million of additional principal amount of new 13% Senior Subordinated Notes due 2005 equal to the interest that would have accrued on the $50 million principal amount of the New Notes described above for the period from June 16, 2001 to the closing date of the Exchange

Offer (as if such New Notes had been outstanding on June 16, 2001) (together with the $50 million principal amount of new notes described above);

•                  an additional cash payment of $5.25 million equal to the sum of interest due on the tendered Old Notes on June 15, 2001;

•                  600,000 shares of 13% Series B  Preferred Stock, with a liquidation preference of $100 per share  (“Series B Preferred Stock”); and

•                  34,450 additional shares of Series B Preferred Stock equal to the dividend that would have accrued on the Series B Preferred Stock described above for the period from June 16, 2001 to the closing date of the Exchange Offer (as if the Series B Preferred Stock had been outstanding on June 16, 2001).

Holders of 100% of Old Notes tendered their Old Notes in the Exchange Offer.

The New Notes represent the initial approximate $52.9 million aggregate principal amount (on November 21, 2001) of new 13% Senior Subordinated Notes due December 15, 2005 issued pursuant to the Exchange Offer.  Interest accrues at a rate of 13% per annum and will be payable quarterly in cash on each March 15th, June 15th, September 15th and December 15th commencing on December 15, 2001, except that on or prior to June 15, 2003, interest may be paid, at the Company’s option, by (i) the cash payment of accrued interest at the annual rate equal to 11% and (ii) the issuance of additional New Notes with a principal amount equal to the interest accrued to such date at an annual rate equal to 2%. The New Notes are not entitled to the benefit of any mandatory sinking fund.

The New Notes are redeemable, at the Company’s option, in whole at any time or in part from time to time, on and after December 15, 2002 upon not less than 30 nor more than 60 days’ prior written notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on December 15th of the year set forth below, plus in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

2002	105.25%
2003	103.50%
2004	101.75%

Notwithstanding the foregoing, in connection with a refinancing of the entire outstanding principal amount of the New Notes, within six months of the issue date, the New Notes are redeemable with no premium at the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption.

Upon the occurrence of a change of control of the Company, each holder of New Notes will have the right to require the Company to repurchase such holder’s New Notes at a purchase price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase. In the event of a change of control of the Company, there can be no assurance that the Company will have sufficient cash to fulfill such repurchase obligation.

The New Notes are unsecured and subordinated in right of payment to all existing and future senior debt of the Company, including the obligations under the Amended Loan Agreement and the Catalyst Note.  The New Notes will pari passu with any future senior subordinated indebtedness of the Company and rank senior to all other subordinated debt of the Company. The indenture for the New Notes (“New Note Indenture”) permits the Company to incur additional indebtedness, including up to $85.0 million of senior debt available under the Company’s credit facilities, subject to certain limitations.

The New Note Indenture contains covenants that will, subject to certain exceptions, limit, among other things, the ability of the Company and its subsidiaries to (i) pay dividends or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock and preferred stock; (iii) create liens on assets; (iv) merge, consolidate, or sell all or substantially all of their assets; (v) enter into certain transactions with affiliates; and (vi) create restrictions on dividends or other payments by subsidiaries to the Company.

The Exchange Offer was recorded as a Troubled Debt Restructuring in accordance with SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.  Accordingly, the Old Notes were reduced by the fair value of the preferred stock issued in the exchange, and form the original carrying value of the New Notes. The implied premium on the New Notes of $8.0 million will be recorded as a reduction to interest expense over the term of the New Notes.   Restructuring fees relating to the Exchange  Offer were $3.6 million of which $2.2 million were expensed.

The New Notes have certain registration rights.

See Note 12 for the amendments to the Series A Preferred Stock and the key terms of the Series B Preferred Stock.

Amendments to Series A Preferred Stock

In conjunction with the restructuring, the Company also amended the terms of its Series A Preferred Stock to provide (i) that dividends may be paid at the option of the Company by the issuance of additional shares of Series A Preferred Stock (including fractional shares) having an aggregate liquidation preference equal to the amount of such dividends through December 15, 2005, (ii) the holders of a majority of the outstanding shares of Series A Preferred Stock the right to elect one member of the Board of Directors of the Company (which number shall be increased to two at such time as there have been six full quarterly unpaid dividends (whether or not consecutive) and designate one person as a non-voting observer to all meetings of the Board of Directors, and (iii) to conform the definition of “change of control” to the definition contained in the Series B Preferred Stock.

The holders of the Series A Preferred Stock obtained the right to acquire 15% of the Company’s common stock as an inducement to agree to amend the Series A Preferred Stock.  Such stock was issued on December 31, 2001 through the issuance by the Company of an additional 184,970 shares of common stock and by the transfer of 1,016,681 shares of common stock from the existing stockholders of the Company.

Exchange of Old Heller Note for New Heller Note and Series B-1 Preferred Stock

The Company also exchanged its 8.0% Subordinated Convertible Note issued to Heller Equity Capital Corporation (the “Old Heller Note”) with an aggregate principal amount of $10.4 million on November 20, 2001, for a new 8.0% Subordinated Convertible Note (the “New Heller Note”) and 57,328 shares of new 12% Series B-1 Cumulative Preferred Stock (the “Series B-1 Preferred Stock”). The New Heller Note is due on December 15, 2005 and had a principal balance of $4.7 million on November 20, 2001, representing 45% of the balance due on the Old Heller Note.

The New Heller Note accrues interest daily at the rate of 8.0% per annum and is payable on December 15, 2005. Interest is payable semi-annually in cash or, at the option of the Company, interest may be capitalized and added to the principal amount of the New Heller Note. The New Heller Note is subject to mandatory redemption prior to December 15, 2005 upon:

•                  a sale or issuance of capital stock of the Company which results in any person or group of affiliated persons (other than KCSN Acquisition Company, L.P. and its affiliates) possessing the voting power to elect a majority of the Company’s Board of Directors; and

•                  a sale or transfer of more than 50% of the Company’s consolidated assets or a merger or consolidation in which the holders of the capital stock of the Company prior to such merger or consolidation do not have the power to elect a majority of the Board of Directors of the surviving entity following such merger or consolidation.

The New Heller Note is also subject to acceleration in the event of: (a) failure to pay principal or interest; (b) certain unremedied covenant breaches; (c) bankruptcy or insolvency of the Company; (d) an individual final judgment in excess of $250,000 or in the aggregate, judgments in excess of $1.0 million; (e) the acceleration of other indebtedness of $1.0 million individually or $2.5 million in the aggregate prior to its stated maturity; or (f) failure by the Company to make a mandatory redemption of the New Heller Note. The New Heller Note is subordinate to the Company’s obligations under the Amended Loan Agreement and the Catalyst Note and pari passu with the New Notes that are outstanding.

The New Heller Note is redeemable in whole or in part by the Company upon 45 days notice to Heller. Prior to any redemption, Heller may convert the New Heller Note into that number of shares of common stock computed by dividing the principal amount to be converted, plus capitalized interest accrued on such principal amount, by the conversion price then in effect (currently $20.09 per share).

The New Heller note was also recorded in accordance with SFAS 15.  Accordingly, preferred stock issued in the Exchange Offer was recorded at its estimated fair value of $3.9 million and will be accreted to its liquidation preference of $5.7 million through December 2005.  The New Heller note has a premium of $1.7 million, which will be recorded as a reduction to interest expense over the term of the New Heller Note.

See Note 12 for the key terms of the Series B-1 Preferred Stock.

The Old Loan Agreement provided a maximum of up to $70.0 million of credit of which $55.0 million was based on a percentage of eligible inventory and eligible accounts receivable and $13.6 million, as amended was available, without limitation, from October 1st through March 31st of each fiscal year.  Interest accrued at the Company’s option, at a variable rate equal to Prime plus 1.0% or LIBOR plus 3.0%.  In addition, to the extent that its borrowings exceed certain borrowing base limitations during the period from October 1st through March 31st, the interest rates increase by an additional 0.5%.  The Old Loan Agreement was secured by substantially all of the Company’s assets. The Old Loan Agreement was repaid on November 20, 2001.

The Old Notes were redeemable, in whole or in part, at the Company’s option, at any time on or after December 15, 2002 at specified redemption prices.  Interest accrued at 10½% per annum and was payable semiannually on each June 15th and December 15th. Unpaid principal and interest was due on December 15, 2007. These notes were exchanged in full on November 21, 2001.

The Old Heller Note was the predecessor note to the New Heller Note.  The holder of the note may convert all or any portion of the principal and accrued interest into non-voting common stock, provided that if converted in connection with a public offering, the shares would be converted to voting common stock.  The conversion price was $20.09 per share and was subject to adjustments.  If not converted, the note required full payment of principle and all accrued and unpaid interest on December 31, 2004.  The note bore interest at 8%.  At December 31, 2000, the unpaid accrued interest amount of $382,000 was capitalized into the original principal balance.

The Acquisition note has a principal amount of $1.0 million.  Interest at the rate of 9% per annum accrues daily and is payable monthly in arrears. The note is due on August 31, 2004.  The note is subject to mandatory redemption on the earlier of August 31, 2004 or the nine-month anniversary of the date on which the Company completes an initial registered public offering of any class of common stock.

Non-compete agreements have resulted from various acquisitions.  The individual agreements require monthly payments ranging from $60 to $40,000, with all unpaid principal due on April 4, 2002.

Other debt consists of equipment notes, bank loans and real estate notes.  These debts have varying payment terms (monthly or at maturity).  Monthly principal payments range from $170 to $15,000.  One note was paid in full on December 31, 2001 in the amount of $0.5 million.  Interest rates on these debts range from 7.73% to 13.45%, with varying maturity dates ranging through August 2002.  Also included in other debt are various capital lease obligations that were incurred in conjunction with the rental of equipment.  The leases require monthly principal payments ranging from $500 to $15,000.  Interest rates on the leases range from 4.15% to 22.31%.  Maturity dates vary and range through September 2003.

Maturities of debt and capital lease obligations are as follows (in thousands):

	DEBT	CAPITAL LEASES	TOTAL
2002	35,831	196	36,027
2003	12,015	15	12,030
2004	1,000	—	1,000
2005	67,216	—	67,216
Thereafter	—	—	—
	$116,062	$211	$116,273

The book value of long-term debt and current maturities, approximates fair value because all significant amounts outstanding at December 31, 2001, were recently issued and are representative of the terms and interest rates that would be available at December 31, 2001.

10.  INCOME TAXES

The benefit (provision) for income taxes consists of the following (in thousands):

	Year Ended Dec 31, 2001	Six Months Ended Dec 31, 2000	Year Ended Jun 30, 2000	Year Ended Jun 30, 1999

Current:
Federal	$ —	$ —	$ —	$ —
State and local	—	—	—	—
Deferred:
Federal	(12,740)	6,434	2,458	652
State and local	(253)	(500)	(1,667)	75
	$ (12,993)	$ 5,934	$ 791	$ 727

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year Ended Dec 30, 2001	Six Months Ended Dec 31, 2000	Year Ended Jun 30, 2000	Year Ended Jun 30, 1999

Federal statutory income tax rate	34.0%	34.0%	34.0%	34.0%
State income tax rate, net of federal benefit	3.9%	3.9%	4.0%	4.2%
Limitation on state net operating losses	—	—	—	(0.6)%
Debt restructuring	(23.1)%	—	—	—
Other	(1.2)%	(0.4)%	(2.6)%	(3.4)%
Valuation allowance	(126.0)%	(4.6)%	(25.0)%	—
	(112.4)%	32.9%	10.4%	34.2%

In accordance with current tax regulations, the Company files tax returns on a cash basis in most jurisdictions. As a result, the Company has accumulated significant net operating losses since inception. In the state of California, utilization of net operating losses is limited to 50% of the loss generated; hence the effective tax rate associated with the losses attributable to California are benefited at a rate less than the statutory rate.

Deferred tax assets and liabilities are composed of the following at December 31, 2001 and 2000, (in thousands):

	December 31,
	2001	2000
Current deferred tax assets:
Accounts payable	$2,041	$2,393
Accrued liabilities and other	5,741	8,361
Total current deferred tax assets	7,782	10,754
Noncurrent deferred tax assets:
Organization costs	998	998
Net operating loss carryforward	33,425	35,258
Other	277	142
Total noncurrent deferred tax assets	34,700	36,398
Valuation allowance	(11,007)	(2,456)
Total deferred tax assets	$31,475	$44,696

Current deferred tax liabilities:
Receivables	$4,093	$5,749
Inventory	18,997	18,232
Prepaids	569	165
Total current deferred tax liability	23,659	24,146
Non-current deferred tax liabilities:
Depreciation and amortization	4,772	4,382
Tree Inventory	1,875	2,466
Other	1,169	707
Total noncurrent deferred tax liability	7,816	7,555
Total deferred tax liabilities	$31,475	$31,701

At December 31, 2001 the Company has available federal and state net operating loss carryforwards of approximately $95.0 million and $39.1 million, respectively. The federal net operating loss carry forwards expire beginning on June 30, 2011 and the state net operating loss carryforwards expire beginning on June 30, 2001 and are substantially expired by June 30, 2003.  These net operating losses may be significantly limited in use in any given year, subject to Section 382 of the Internal Revenue Code of

1986, as amended (the “Code”) as a result of an ownership change.  In addition, significant taxable income must be generated in order to realize these recorded benefits.  The Company has provided a valuation allowance against the net deferred tax asset as a result of uncertainties relating to the realizability of the related assets.  The Company provided a valuation allowance of $10.6 million and $2.5 million during the year ended December 31, 2001 and the six month period ended December 31, 2000, respectively.

11.  COMMON STOCK AND REDEEMABLE COMMON STOCK

The Company has 50,000,000 authorized shares of $0.001 par value common stock of which 7,186,008 shares were outstanding as of December 31, 2001.  Holders of common stock are entitled to one vote per share on all actions submitted to a vote of stockholders.

Subject to the terms of the Amended Loan Agreement, the Company is required to repurchase shares of common stock from certain management stockholders in the event of their termination due to their death or permanent disability. Such repurchases are at fair market value as determined by the Board of Directors. The Board of Directors will retain an independent appraisal firm to assist them in determining the fair market value of the common stock on a periodic basis. The difference between the carrying amount of the redeemable common stock and its fair value is accreted over the life expectancy of the management stockholders (on average 21 years) by charging retained earnings. The fair value of the redeemable common stock, as estimated by management, at December 31, 2001 is approximately $23,000.  In the event of an initial public offering of the common stock, the requirement to repurchase shares automatically terminates. As a result of the redemption feature, redeemable common stock is classified outside of stockholders’ equity.

KCSN Acquisition Corporation, L.P., Heller and all of the management stockholders (the “Stockholders”) are parties to the Stockholders Agreement which includes certain transfer restrictions, voting agreements and registration rights which survive until December 31, 2006.  The Stockholders have agreed to (i) consent to any merger, consolidation or sales of all or substantially all of the Company’s assets involving an independent third party and approved by a majority of the shares of common stock held by KCSN and (ii) vote their shares of common stock to elect two members of management, five KCSN designees and two independent designees reasonably acceptable to KCSN as directors. Consequently, the Stockholders (assuming the conversion of the New Heller Note) will continue to have significant influence over the Company’s policies and affairs and may be in a position to determine the outcome of corporate actions requiring stockholder approval, including adopting amendments to the Certificate of Incorporation, electing directors and approving or disapproving mergers or sales of all or substantially all of its assets.

12.  REDEEMABLE PREFERRED STOCK

Redeemable preferred stock as of December 31, 2001 and 2000 consisted of the following (in thousands):

	December 31,
	2001	2000
Series A	$59,501	$50,641
Series B	44,869	—
Series B-1	4,035	—
Total	$108,405	$50,641

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

In December 1997, simultaneous with the issue of the Old Notes, the Company sold 40,000 shares of 13% Series A Cumulative Preferred Stock and 825,000 warrants, each warrant representing the right to purchase one share of its common stock for $0.01 each.  The 13% Series A Cumulative Preferred Stock and the warrants were sold for an aggregate cost of $40.0 million.  Dividends on the 13% Series A Cumulative Preferred Stock accrue at a rate of 13% of the liquidation preference of $1,000 per share and are payable quarterly on March 15th, June 15th, September 15th and December 15th commencing on March 15, 1998.  At the Company’s option through December 15, 2005, dividends may be paid by the issuance of additional shares of 13% Series A Cumulative Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends.  During the year ended December 31, 2001, the Company issued 7,970 additional shares and paid $12,813 in cash as dividends. During the six months ended December 31, 2000, the Company issued 3,616 additional shares and paid $9,212 in cash as dividends. During the fiscal year ended June 30, 2000, the Company issued 6,584 additional shares and paid $7,195 in cash as dividends. During the fiscal year ended June 30, 1999, the Company issued 5,794 additional shares and paid $6,438 in cash as dividends.  Through 2005, 13% dividends are expected to continue to be paid in additional shares of Series A Cumulative Preferred Stock.  In addition, the Company’s credit facilities and corollary agreements restrict the payment of cash dividends on the 13% Series A Cumulative Preferred Stock (other than for payment of dividends associated with fractional shares).

On December 15, 2008, the Company is required to redeem all outstanding shares of 13% Series A Cumulative Preferred Stock at a price equal to the liquidation preference, plus accrued and unpaid dividends to date, if any.  The 13% Series A Cumulative Preferred Stock is redeemable, in whole or in part, at the Company’s option, at any time on or after December 15, 2002 at specified redemption prices.  The liquidation preference as of December 31, 2001 is $66.5 million. The 13% Series A Cumulative Preferred Stock ranks junior to the Series B and Series B-1 Preferred Stock and senior to all other outstanding classes or series of capital stock with respect to dividends and liquidation rights.

The warrants are exercisable on December 15, 2008.  In the absence of an exercise, the warrants will be automatically deemed to have been exercised immediately on December 15, 2008 with payment of the exercise price on a cash-less basis.

The Company has 639,948 shares of 13% Series B Preferred Stock issued and outstanding on December 31, 2001.  The Series B Preferred Stock was issued initially on November 21, 2001 pursuant to the Exchange Offer (see Note 9 “Debt.”).

The Series B Preferred Stock pays dividends at a rate per annum of 13% of the liquidation preference of $100 per share (subject to increase as set forth below). Dividends will accumulate from the date of issuance and will be payable quarterly on each March 15th, June 15th, September 15th and December 15th commencing on December 15, 2001. Upon certain events of default by the Company described in the Certificate of Designation for the Series B Preferred Stock, the dividends on the Series B Preferred Stock will accrue at a rate of 18% per annum of the liquidation preference thereof until such event of default is cured. Dividends will be payable in cash, except that on or prior to June 15, 2003, dividends may be paid, at the Company’s option, by the issuance of additional shares of Series B Preferred Stock (including fractional shares) having an aggregate liquidation preference equal to the amount of such dividends.  On December 15, 2001, the Company issued an additional 5,498 shares as dividends.

The Series B Preferred Stock ranks senior in right of payment to all other classes or series of capital stock of the Company as to dividends and upon liquidation, dissolution or winding up of the Company.  The Company is required, subject to certain conditions, to redeem all of the shares of Series B Preferred Stock outstanding on December 15, 2005 at a redemption price in cash equal to the liquidation preference thereof, plus accrued and unpaid dividends, if any, to the date of redemption.

The Series B Preferred Stock is redeemable, at the Company’s option, in whole at any time or in part from time to time, on and after December 15, 2002 at the following redemption prices (expressed as percentages of the liquidation preference thereof), in each case, together with accrued and unpaid dividends, if any, to the date of redemption, upon not less than 30 nor more than 60 days’ prior written notice, if redeemed during the 12-month period commencing on December 15 of each of the years set forth below:

2002	105.25%
2003	103.50%
2004	101.75%

In the event of a change of control the Company will, subject to certain conditions, be required to offer to repurchase all or any part of such holder’s Series B Preferred Stock at an offer price in cash equal to 101% of the aggregate liquidation preference thereof plus accrued and unpaid dividends, if any, thereon to the date of purchase. In the event of a change of control of the Company, there can be no assurance that the Company will have sufficient cash to fulfill such repurchase obligations.

The Series B Preferred Stock will be non-voting, except as otherwise required by law and except in certain circumstances described in the Certificate of Designation for the Series B Preferred Stock, including (i) amending certain rights of the holders of Series B Preferred Stock, (ii) the issuance of any new class of equity securities that ranks pari passu with or senior to the Series B Preferred Stock, (iii) effecting a merger, consolidation, sale of all or substantially all of the Company’s assets, and (iv) making certain asset acquisitions. In addition, in the event (i) the Company fails to pay cash dividends on the Series B Preferred Stock when due, (ii) subject to certain exceptions, the Company fails to pay cash interest on the New Notes when due, or (iii) the Company is under protection of Title 11 of the United States Code pursuant to a case commenced after September 15, 2003 or, subject to certain conditions, pursuant to a voluntary case commenced prior to September 15, 2003, the holders of the Series B Preferred Stock shall have the right to elect a majority of the Board of Directors, the Series B Preferred Stock shall vote with the common stock, together as a class, on all other matters on which the common stock is entitled to vote other than election of the Company’s Board of Directors, and each share of Series B Preferred Stock shall have a number of votes per share such that the Series B Preferred Stock controls a majority of the votes of the combined class.

The Certificate of Designation for the Series B Preferred Stock contains certain restrictive provisions that, among other things, limit the ability of the Company and its subsidiaries to pay dividends or make certain other restricted payments, incur additional indebtedness or enter into certain transactions with affiliates.

The Series B Preferred Stock was recorded initially at its fair value of approximately $44.1 million (after allocated restructuring costs of approximately $1.4 million).  The $19.4 million difference between the initial carrying value and liquidation value of the Series B Preferred Stock will be accreted over the life of the security.

The Company has 57,787 shares of Series B-1 Preferred Stock issued and outstanding on December 31, 2001.  The Series B-1 Preferred Stock was issued initially on November 21, 2001 in connection with the restructuring and in partial exchange of the Old Heller Note (see Note 9 “Debt.”).  On December 15, 2001, the Company issued an additional 459 shares as dividends.

The terms of the newly issued Series B-1 Preferred Stock are substantially identical to those of the Series B Preferred Stock, which are discussed above, with the exception that (a) dividends accrue at the rate of 12% of the liquidation preference of $100 per share per annum, (b) the Series B–1 Preferred Stock is convertible, at the option of the holder, into the number of shares of non-voting common stock (voting common stock if the conversion is effected in connection with a public offering) computed by dividing the aggregate liquidation preference of the shares to be converted by the conversion price then in effect

(currently $20.09 per share) and (c) the holders of the Series B Preferred Stock have certain voting rights that the holders of the Series B-1 Preferred Stock do not have.

13.  EARNINGS PER SHARE

Options to purchase common shares were excluded from the computation of diluted earnings per share for all periods, as the shares were antidilutive given the Company’s reported net loss. The Old Heller Note and the New Heller Note (see Note 9) were excluded from the computation of diluted earnings per share for all periods, as the conversion price was greater than the fair market value of the common shares in the respective periods.  Redeemable common stock is considered equivalent to common stock for purposes of calculating earnings per share. Accordingly, earnings per share calculations are disclosed on the consolidated statement of operations.

14.  STOCK OPTIONS

In July 1996, the Company adopted the 1996 Stock Incentive Plan under which eligible employees, directors and consultants received options to purchase shares of its common stock at a price generally not less than the fair value of the common stock on the date of the grant. Under the 1996 Plan, 1,171,419 options were granted at $1.45 per share  (fair value of the stock on the date of grant was $1.45 as determined by the Board of Directors, such grants occurring coincident with independent third party transactions). All options under the 1996 Stock Incentive Plan fully vested as a result of the recapitalization on December 31, 1996, and 569,417 options were simultaneously exercised. A total of 395,609 options remain outstanding under the 1996 Stock Incentive Plan at December 31, 2001.

On January 1, 1997, the Company adopted the 1997 Stock Option Plan, under which eligible executives and key employees received options to purchase shares of common stock at a price generally not less than the fair value of the common stock on the date of grant. On January 1, 1997, the Company granted 841,803 options at $7.17 or $7.19 per share (the fair value of the stock on the date of grant as determined by the Board of Directors, such grants occurring coincident with independent third party transactions). Options granted under the 1997 Stock Option Plan are exercisable over a maximum term of ten years from the date of grant and vest in equal annual installments over a four-year period. The options immediately vest upon a change in control of the Company or an initial public offering. No options have been exercised under the 1997 Stock Option Plan.  In January 1998, the Company granted an additional 252,300 options at $10 per share.  During fiscal 2000 and fiscal 1999, the Company granted an additional 50,000 and 540,000 options, respectively, at $3.00 or $4.00 per share. During the six month period ended December 31, 2000, the Company granted 95,000 options at $3.00 per share.  During 2001, the Company granted 340,000 options at $3.00 or $0.02 per share.  Pursuant to the Company’s 1998 Employee Stockholders’ Agreement, the options granted after January 1, 1997 do not vest immediately upon a change in control of the Company or an initial public offering of common stock. A total of 1,009,128 options remain outstanding under the 1997 Stock Option Plan at December 31, 2001.

In February 1997, the Company adopted the Special Stock Option Plan, under which eligible employees received options to purchase shares of common stock at a price below the fair market value of the common stock on the date of grant. Under the Special Stock Option Plan, 139,383 options were granted at $1.43 per share. Options granted under the Special Stock Option Plan are exercisable over a maximum term of ten years from the date of grant and vest in equal annual installments over a four-year period. The options immediately vest upon a change in control of Color Spot or an initial public offering. The Company accounts for these plans in accordance with APB Opinion No. 25 under which compensation cost is recorded as the difference between the fair value and the exercise price at the date of grant and is recorded on a straight-line basis over the vesting period of the underlying options. The Company will recognize total compensation expense of $0.8 million over the vesting period of the options. A total of 48,990 options remain outstanding under the Special Stock Option Plan at December 31, 2001.

Activity under the three plans is summarized as follows:

	Outstanding Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
June 30, 1998	1,819,842	5.26	843,389	2.85

Granted	540,000	3.42
Exercised	(37,950)	1.43
Forfeited	(209,938)	7.76
June 30, 1999	2,111,954	4.59	1,035,268	3.71

Granted	50,000	3.00
Exercised	—
Forfeited	(566,482)	3.77
June 30, 2000	1,595,472	4.59	1,027,072	4.28

Granted	95,000	3.00
Exercised	—
Forfeited	(180,260)	3.49
December 31, 2000	1,510,212	4.62	968,662	4.32

Granted	340,000	0.11
Exercised	—	—
Forfeited	(396,485)	4.84
December 31, 2001	1,453,727	$3.50	992,527	$4.51

The following summarizes information about stock options outstanding at December 31, 2001:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Fair Value of Options Granted

$10.00	119,800	6.0 Years	$2.62
7.17 or 7.19	374,328	5.0 Years	1.87
3.00 or 4.00	185,000	7.9 Years	0.79
1.45	395,609	4.6 Years	0.38
1.43	48,990	5.1 Years	6.12
0.02	330,000	9.3 Years	$0.98
$3.51	1,453,727

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net income would have been reduced to the pro forma amounts indicated below (in thousands):

	Year Ended 31-Dec-01	Six Months Ended 31-Dec-00	Fiscal Year Ended

			30-Jun-00	30-Jun-99
Net loss:
As reported	$(24,550)	$(12,097)	$(6,836)	$(4,134)
Pro forma	(24,660)	(12,271)	(7,431)	(5,022)

Basic and diluted loss:
As reported	(3.53)	(1.74)	(0.98)	(0.60)
Pro forma	(3.55)	(1.77)	(1.07)	(0.72)

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model assuming an expected life of six years, a risk-free interest rate of 5.07%, no expected dividends and zero volatility.

15.  RELATED-PARTY TRANSACTIONS

The Company leased certain property and equipment that was owned directly or indirectly by certain members of management. Payments pursuant to these operating leases for the year ended December 31, 2000 was $0.3 million, $0.2 million for the six-month period ended December 31, 2000, $0.1 million for the six-month period ended December 31, 1999, and $0.3 million for the years ended June 30, 2000 and 1999.  In October 2000, such property and equipment was sold by such management members to an unrelated party.

The Company purchased a portion of its Christmas tree operations from a current member of management during fiscal year 1998. The Company made payments to this individual of $0.3 million and $0.4 million in the fiscal years ended June 30, 2000 and 1999, respectively.  The Company did not make a payment during the six-month period ended December 31, 2000.  The Company made a payment of $0.2 million during 2001.  The Company also recorded Christmas tree sales of $0.2 million, $0.4 million and $0.6 million during the six months ended December 31, 2000 and the fiscal years ended June 30, 2000 and 1999, respectively, to this individual.  The Company did not sell Christmas tree to this individual in 2001.

During the third quarter of 2001, the Company entered into a contract with HR Synergy, to become the Company’s new broker / provider of the Company’s various health benefit programs.  HR Synergy is owned by a current member of management.  During 2001, the Company paid $400 to HR Synergy directly. The Company will pay premiums and administrative fees of approximately $0.3 million to insurance companies in fiscal 2002 related to 2002 policies placed through HR Synergy.

16.  EMPLOYEE BENEFIT PLAN

The Company adopted a 401(k) plan for employees in September 1995. All employees who meet certain service requirements are eligible to participate.  Matching contributions are at the Company’s discretion. The Company made no contributions to the 401(k) plan during the year ended December 31, 2001, the six months ended December 31, 2000 and the years ended June 30, 2000 and 1999.

17.  EXTRAORDINARY LOSS

In connection with the refinancing in October 1998, the Company recorded a $1.0 million non-cash extraordinary charge, net of tax benefit, related to the write-off of unamortized financing costs associated with the terminated credit facility.

18.  COMMITMENTS AND CONTINGENT LIABILITIES

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

Total rent expense for the year ended December 31, 2001, the six-month period ended December 31, 2000 and the years ended June 30, 2000 and 1999 was approximately $5.9 million, $2.8 million, $5.7 million and $5.2 million respectively.

At December 31, 2001, future minimum rental payments on operating leases are as follows (in thousands):

2002	$4,823
2003	4,116
2004	4,029
2005	3,974
2006	3,784
Thereafter	5,441
Total minimum lease payments	$26,167

The Company has contracts to purchase Christmas trees from third-party growers. Certain of these contracts require the Company to maintain the trees until they are harvested. At December 31, 2001, future minimum purchase commitments under the contracts are as follows (in thousands):

2002	$2,113
2003	1,299
2004	1,269
2005	977
2006	72
Thereafter	90
Total minimum purchase commitments	$5,820

The Company has additional contracts to purchase Christmas trees whereby the amounts payable are dependent upon the number of trees harvested and the year in which they are harvested.  Certain of the contracts may be canceled with proper notice.

CONTINGENCIES

In May 2001, Campbell Tree & Land, Co. (“Campbell”) filed an action against the Company, entitled Campbell Tree & Land v. Color Spot Nurseries, Inc., Color Spot Christmas Trees, Inc., Case number 01-C-0555, in the U.S. District Court for the Eastern District of Wisconsin. The dispute underlying this litigation arose from the sale of tree inventory by Campbell to the Company during the fall of 2000, while the parties were negotiating a Purchase and Marketing Agreement. The Purchase and Marketing Agreement was never finalized or executed because the parties never agreed upon the terms, although the Company paid over $1 million to Campbell for the inventory. Campbell is claiming that because the Purchase and Marketing Agreement was never finalized, higher prices applied to the inventory and the

Company owes Campbell an additional $985,000. Although the Company has had settlement discussions with Campbell representatives, the Company now intends to vigorously defend its position. However, the Company cannot reasonably predict the outcome of the case nor estimate the financial loss that may result from any unfavorable outcome. The Company believes, however, that an unfavorable outcome of this matter could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is currently in dispute with one of its landlords, Coastal Nursery, for failure to maintain the leased property in accordance with the lease.  The Company’s predecessor, Color King, entered into the lease with Coastal Nursery in the mid 1990s, which obligates the Company to maintain the property, including several greenhouses, support structures and a residence, in good repair.  Coastal Nursery has threatened to terminate the lease, to bring an eviction against the Company and to do the repairs and restoration that it deems necessary and to charge the Company for the costs of such repairs and restoration.  To date, no legal action has been filed by Coastal Nursery against the Company and the parties are in discussions about the matter.  The Company hopes to resolve the dispute amicably in hopes of avoiding litigation.  However, the Company cannot reasonably predict the outcome of this matter.  The Company believes that, if an outcome ultimately is determined adverse to Color Spot, the potential loss exposure for the Company would be in the range of $250,000 to $1.5 million. The facility associated with this lease is currently closed.

The Company is subject to a 1986 administrative order from the California Water Quality Control Board ("CWQCB") which directs the Company to implement controls and practices to address the discharge of "tailwaters" (irrigation return flow) to a ditch which bisects the Company's property in Fallbrook, California.  To date, the Company has made capital improvements to the Fallbrook property to achieve compliance with the 1986 CWQCB order.  Certain of these improvements have triggered the jurisdiction of other regulatory bodies, including the United States Army Corps of Engineers, the California Fish & Game Commission and a separate bureau of the CWQCB.  The Company has met with these government agencies and is presently developing a program to address the applicable concerns of the agencies.  Although the Company anticipates that it will be able to resolve these concerns through capital improvements to the Fallbrook property, the Company cannot fairly estimate the potential expenses at this time.

The Company is a party to various other legal proceedings, claims and assessments arising in the normal course of its business activities. Based upon information presently available and in light of legal and other defenses and insurance coverage, management does not expect these legal proceedings, claims and assessments, individually or in the aggregate, to have a material adverse impact on the Company’s consolidated financial position or operations.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain of its executive officers.  The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases or justified cause, as defined.  The aggregate estimated commitment under these agreements was $1.3 million at December 31, 2001.  The agreements also provide for certain officers to receive forgiveness of certain loans over a five-year period, based on years of service.  The aggregate estimated commitment for loan forgiveness under these agreements was approximately $0.5 million at December 31, 2001. No amounts have been recorded in the financial statements related to these contingent obligations as of December 31, 2001.

19.  QUARTERLY FINANCIAL DATA—(UNAUDITED)

Summarized quarterly financial information for the year ended December 31, 2001, the six-month period ended December 31, 2000 and the years ended June 30, 2000 and 1999 are as follows (in thousands, unaudited):

Quarter Ended	March 30, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Net sales	$42,089	$83,380	$27,343	$38,413
Gross profit	19,647	34,448	9,768	12,574
Operating income (loss)	3,729	11,377	(3,618)	(7,933)
Net income (loss)	(725)	5,518	(6,033)	(23,310)
Basic and diluted earnings per share:
Net income (loss)	(0.42)	0.48	(1.19)	(3.88)

Quarter Ended	Sept. 30, 2000	Dec. 31, 2000
Net sales	$27,682	$46,800
Gross profit	7,923	13,825
Operating income (loss)	(5,005)	(4,219)
Net income (loss)	(6,459)	(5,638)
Basic and diluted earnings per share:
Net loss	(1.24)	(1.13)

Quarter Ended	Sept. 30, 1999	Dec. 30, 1999	March 30, 2000	June 30, 2000
Net sales	$26,723	$49,062	$47,451	$87,651
Gross Profit	10,397	18,061	23,165	28,373
Operating income (loss)	(3,610)	(259)	6,121	4,823
Net income (loss)	(4,442)	(2,590)	1,140	(944)
Basic and diluted earnings per share:
Net loss	(0.91)	(0.65)	(0.12)	(0.44)

Quarter Ended	Sept. 24, 1998	Dec. 24, 1998	March 25, 1999	June 30, 1999
Net sales	$27,706	$47,921	$42,433	$88,016
Gross profit	8,320	15,796	22,139	42,028
Operating income (loss)	(9,133)	(1,406)	7,522	17,711
Cumulative effect of change in accounting principle, Net of income taxes (Note 7)	(1,687)	—	—	(31)
Extraordinary loss, net of income taxes (Note 17)	—	(999)	—	(19)
Net income (loss)	(10,421)	(4,098)	1,975	8,410
Basic and diluted earnings per share:
Net income (loss) before extraordinary loss	(1.48)	(0.68)	0.04	0.89
Cumulative effect of change in accounting Principle	(0.24)	—	—	(0.01)
Extraordinary loss (Note 17)	—	(0.15)	—	—
Net income (loss)	(1.72)	(0.83)	0.04	0.88

The Company is partially self-insured for workers compensation, auto and general liability insurance.  The Company established a reserve for $1.2 million during the fourth quarter of 2001 for the estimated ultimate losses expected to arise out of reported as well as potential unreported claims incurred as of December 31, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II

To Color Spot Nurseries, Inc. and Subsidiaries:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Color Spot Nurseries, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated March 2, 2002.  Our audit was made for the purpose of forming an opinion on those statements taken as a whole.  Schedule II, “Valuation and Qualifying Accounts,” is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

San Francisco, California
March 2, 2002

S-1

Schedule II

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deduction from Reserves	Balance at End of Period
	(in thousands)
Valuation and qualifying accounts
Deducted from the assets to which they apply:

For the year ended December 31, 2001
Allowance for uncollectible accounts	$1,935	$1,767	$(2,092)	$1,610

For the six months ended December 31, 2000
Allowance for uncollectible accounts	$1,199	$908	$(172)	$1,935

For the year ended June 30, 2000
Allowance for uncollectible accounts	$1,854	$715	$(1,370)	$1,199

For the year ended June 30, 1999
Allowance for uncollectible accounts	$3,084	$1,337	$(2,567)	$1,854

S-2