Form 10-Q
period 2002-03-30
COLOR SPOT NURSERIES INC
filed 2002-05-14
CIK 1015399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 30, 2002

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                   .

Commission file number  000-23483

COLOR SPOT NURSERIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0363266
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3478 Buskirk Avenue, Suite 260, Pleasant Hill, CA	94523
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(925) 934-4443

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒                        No  ☐

As of May 1, 2002, the Registrant had 7,186,008 shares of its common stock outstanding.

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

•                  dependence on leased facilities;

•                  lack of a market for the Company’s securities; and

•                  other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in press releases.

For a discussion of these factors and others, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Certain Business Considerations” of the Company’s Annual Report on Form 10-K for the period ended December 31, 2001 (as filed with the Securities and Exchange Commission on April 2, 2002). Readers are cautioned not to place undue reliance on forward-looking statements made in, or incorporated by reference into, this Quarterly Report or other filings with the Securities and Exchange Commission, any document or statement referring to this Quarterly Report or press releases.

COLOR SPOT NURSERIES, INC.

COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 30,	December 31,
	2002	2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$918	$2,474
Accounts receivable, net of allowances of $1,893 and $1,610, respectively	22,950	10,955
Receivables from employees	1,019	1,335
Inventories, net	63,449	48,637
Prepaid expenses and other	1,236	1,558

Total current assets	89,572	64,959

CHRISTMAS TREE INVENTORIES	10,363	8,760
PROPERTY, PLANT AND EQUIPMENT, net	46,080	47,499
INTANGIBLE ASSETS, net	45,698	46,325
NOTES RECEIVABLE AND OTHER ASSETS	692	639

Total assets	$192,405	$168,182

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$15,369	$6,313
Bank overdrafts	4,773	5,314
Accrued liabilities	16,077	14,544
Dividends payable to stockholders	762	738
Current maturities of long-term debt	49,068	36,027

Total current liabilities	86,049	62,936

LONG-TERM DEBT	79,987	80,246
OTHER LONG-TERM LIABILITIES	600	600

Total liabilities	166,636	143,782

REDEEMABLE PREFERRED STOCK (See Note 6)	114,144	108,405
REDEEMABLE COMMON STOCK, $0.001 par value, 1,080,510 shares
issued and outstanding	22	22
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 50,000,000 shares authorized, 6,105,498
shares issued and outstanding	12	12
Additional paid-in capital	51,846	51,846
Treasury stock, 5,989,238 shares	(45,651)	(45,651)
Warrants, 825,000 exercisable at $0.01 per share	8,250	8,250
Accumulated deficit	(102,854)	(98,484)

Total stockholders’ deficit	(88,397)	(84,027)

Total liabilities and stockholders’ deficit	$192,405	$168,182

(The accompanying notes are an integral part of these consolidated financial statements.)

COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 30,	March 31,
	2002	2001
	(Unaudited)	(Unaudited)

NET SALES	$39,084	$42,089
COST OF SALES	19,632	22,442

Gross profit	19,452	19,647

SALES, MARKETING AND DELIVERY EXPENSES	9,821	10,263
GENERAL AND ADMINISTRATIVE EXPENSES	4,795	5,146
AMORTIZATION OF INTANGIBLE ASSETS	29	509

Income from operations	4,807	3,729

INTEREST EXPENSE	3,411	4,460
OTHER EXPENSE, net	3	184

Income (loss) before income taxes	1,393	(915)

INCOME TAX BENEFIT	0	190

Net income (loss)	1,393	(725)

STOCK DIVIDENDS / ACCRETION	5,763	2,181

Net loss applicable to common stock	$(4,370)	$(2,906)

Basic and diluted loss per common share	$(0.61)	$(0.42)

Shares used in per share calculation	7,186,008	6,948,597

(The accompanying notes are an integral part of these consolidated financial statements.)

COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except common shares)

						Retained	Total
			Additional			Earnings	Stockholders'
	Common	Common	Paid-In	Treasury		(Accumulated	Equity	Comprehensive
	Shares	Stock	Capital	Stock	Warrants	Deficit)	(Deficit)	Income (Loss)

Balance, December 31, 2001	6,105,498	$12	$51,846	$(45,651)	$8,250	$(98,484)	$(84,027)	$(24,550)

Accretion of preferred stock	-	-	-	-	-	(1,326)	(1,326)	-
Preferred stock dividends	-	-	-	-	-	(4,437)	(4,437)	-
Net income	-	-	-	-	-	1,393	1,393	1,393

Balance, March 30, 2002 (unaudited)	6,105,498	$12	$51,846	$(45,651)	$8,250	$(102,854)	$(88,397)	$1,393

(The accompanying notes are an integral part of these consolidated financial statements.)

COLOR SPOT NURSERIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Three Months Ended
	March 30,	March 31,
	2002	2001
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,393	$(725)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,916	2,089
Other losses (gains)	(513)	180
Interest paid in kind	269	182
Deferred fees and expenses	598	510
Deferred income taxes	0	(190)
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,679)	(11,091)
Increase in inventories	(14,812)	(13,563)
Decrease (increase) in prepaid expenses and other current assets	322	(124)
Increase in Christmas tree inventory	(589)	(294)
Decrease (increase) in notes receivable and other assets	(53)	205
Increase in accounts payable	9,056	4,864
Increase in accrued liabilities	524	1,190

Net cash used in operating activities	(13,568)	(16,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(473)	(1,342)
Proceeds from sale of fixed assets	0	432

Net cash used in investing activities	(473)	(910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in bank overdrafts	(541)	1,840
Net borrowings under revolving line of credit	13,121	16,258
Repayments of long-term debt	(95)	(109)

Net cash provided by financing activities	12,485	17,989

NET INCREASE (DECREASE) IN CASH	(1,556)	312

CASH AT BEGINNING OF PERIOD	2,474	874
CASH AT END OF PERIOD	$918	$1,186

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,002	$1,099
Income taxes	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

COLOR SPOT NURSURIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2002

Note 1 — Basis of Presentation, Operations and Liquidity

The consolidated financial statements of Color Spot Nurseries, Inc. (the “Company”) as of March 30, 2002, and for the three months ended March 30, 2002 and March 31, 2001 are unaudited.  However, in the opinion of management, these financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The Company’s operations are highly seasonal and the results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements.  Accordingly, these financial statements should be read in conjunction with the Company’s annual financial statements for the fiscal year ended December 31, 2001, contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2002.

The Company is one of the largest wholesale nurseries in the United States, based on revenue and greenhouse square footage. The Company provides a wide assortment of high quality plants, including packaged bedding plants, flowering potted plants, groundcover, ornamental plants and shrubs, and fresh-cut Christmas trees. As of March 30, 2002, the Company operates 13 production facilities located in 4 states. The Company also owns or leases growing fields for Christmas trees in Oregon, Michigan, North Carolina, and Tennessee.  The Company sells primarily to leading home centers and mass merchants, and to independent garden centers and commercial landscapers, located predominantly in California, Texas and other western states.  The Company conducts its operations through one reportable segment.

As of March 30, 2002, the Company had $129.1 million of debt and an accumulated deficit of $102.9 million. The Company is highly leveraged and has significant debt service obligations.  The Company’s debt service obligations have important consequences to holders of its debt, stock and warrants, including the following: (i) a substantial portion of its cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations, acquisitions, future business opportunities and other purposes and increasing its vulnerability to adverse general economic and industry conditions; (ii) its leveraged position may increase its vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in the current credit agreement with Fleet Capital Corporation, as agent, the securities purchase agreement with Catalyst Equity Fund, L.P., the indenture for the 13% notes, and the certificate of designation for the Series A Preferred Stock and Series B Preferred Stock will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase, preferred or common stock; and (iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited.

Note 2 — Inventories

Inventories at March 30, 2002 and December 31, 2001, consisted of the following (in thousands):

	March 30,	December 31,
	2002	2001
	(Unaudited)
Current:
Plants, shrubs and ground cover	$62,141	$47,418
Raw materials and supplies	4,849	4,077
Inventory reserves	(3,541)	(2,858)
Total current inventories	63,449	48,637
Non-current:
Christmas trees	10,363	8,760
Total inventories	$73,812	$57,397

Note 3 — Property, Plant and Equipment

Property, plant and equipment at March 30, 2002 and December 31, 2001, consisted of the following (in thousands):

	March 30,	December 31,
	2002	2001
	(Unaudited)
Land and land improvements	$10,459	$10,459
Greenhouses and buildings	23,523	23,523
Furniture and fixtures	10,546	10,343
Machinery and equipment	21,229	21,214
Leasehold improvements	10,485	10,438
Assets under capital leases	564	564
Construction in progress	571	368
	77,377	76,909
Less: Accumulated depreciation	(31,297)	(29,410)
Total property, plant and equipment	$46,080	$47,499

Note 4 — Intangible Assets

Intangible assets at March 30, 2002 and December 31, 2001, consisted of the following (in thousands):

	March 30,	December 31,
	2002	2001
	(Unaudited)

Goodwill	$47,517	$47,517
Financing costs	4,381	4,381
Non-compete agreements	1,694	1,694
Other	916	916
Total intangible assets	54,508	54,508
Less: Accumulated amortization	(8,810)	(8,183)
Total intangible assets, net	$45,698	$46,325

Note 5 — Debt

Debt at March 30, 2002 and December 31, 2001, consisted of the following (in thousands):

	March 30,	December 31,
	2002	2001
	(Unaudited)

Revolving line of credit	$48,903	$35,782
Catalyst Note	12,000	12,000
Subordinated Notes, including premium of $7,351	60,557	60,805
Heller Note, including premium of $1,605	6,415	6,411
Acquisition note	1,000	1,000
Other debt	180	275
Total debt	129,055	116,273
Less: current maturities	(49,068)	(36,027)
Long-term portion	$79,987	$80,246

                The revolving line of credit represents borrowings under the Company’s credit agreement with Fleet Capital Corporation, as agent (“Credit Agreement”) which provides up to $55.0 million of credit, of which  $10.0 million is available without limitation from October 1, 2001 through April 30, 2002, $8.0 million is available without limitation from October 1, 2002 through April 30, 2003, and the remainder is subject to certain borrowing base limitations based upon a percentage of eligible inventory and eligible accounts receivable.  The Credit Agreement also includes a $5.0 million maximum letter of credit facility.  As of March 30, 2002, a total of $48.9 million was outstanding and an additional $2.7 million was available under the Credit Agreement.

Note 6 — Redeemable Preferred Stock

Redeemable preferred stock at March 30, 2002 and December 31, 2001, consisted of the following (in thousands):

	March 30,	December 31,
	2002	2001
	(Unaudited)

Series A	$61,890	$59,501
Series B	47,954	44,869
Series B-1	4,300	4,035
Total redeemable preferred stock	$114,144	$108,405

Note 7 — Recent Accounting Pronouncements

                In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 141, “Business Combinations” (“SFAS141”) and Statement of Accounting Standards No. 142, “Accounting for Goodwill” (“SFAS 142”).  SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited.  The provisions of the statement apply to all business combinations initiated after June 30, 2001.  The Company does not expect that SFAS No. 141 will have a material impact on its consolidated financial statements.  SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. SFAS 142 requires the Company to discontinue the periodic amortization of goodwill effective January 1, 2002.  Additionally, the Statement requires the Company to evaluate all unamortized goodwill for possible impairment within the first six months of fiscal 2002 based on new valuation criteria set forth in the Statement.  All provisions of SFAS 142 must be applied for the fiscal year beginning January 1, 2002 to all of the Company’s goodwill and other intangible assets, regardless of when those assets were initially recognized.  At this time, the Company cannot reasonably estimate the impact of this statement on their consolidated financial statements, however, the effect may be material.

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

General

The Company is one of the largest wholesale nurseries in the United States, based on annual revenue and greenhouse square footage.  The Company sells a wide assortment of high quality bedding plants, shrubs, potted flowering plants, ground cover and Christmas trees as well as extensive merchandising services primarily to leading  home centers and mass merchants.  The Company’s business is highly seasonal with a peak selling season generally extending from March through June.

Three Months Ended March 30, 2002 as Compared to the Three Months Ended March 31, 2001

Net Sales.  Net sales decreased $3.0 million, or 7.1%, to $39.1 million for the three months ended March 31, 2002, from $42.1 million during the three months ended March 30, 2001.  This decrease is primarily the result of softer retail sales reflecting the general economic slowdown combined with unfavorable weather patterns in the southwest and northern California regions, product availability shortages in southern California and lower sales to Atlantic and Midwest regions.  Additionally, net sales to the Company’s largest customer represented 41.2% of the Company’s total net sales for the three months ended March 31,2002 down from 44.2% during the three months ended March 30, 2001.

Gross Profit.  Gross profit decreased approximately $0.2 million to $19.5 million for the three months ended March 31, 2002, from $19.6 million during the three months ended March 30, 2001.  Gross profit as a percentage of net sales increased to 49.8% for the three months ended March 31, 2002, from 46.7% for the three months ended March 30, 2001. The increase in gross profit as a percentage of net sales was primarily the result of lower utility and natural gas rates during the three months ended March 31, 2002.

Sales, Marketing and Delivery Expenses.  Sales, marketing and delivery expenses decreased $0.4 million to $9.8 million for the three months ended March 31, 2002, from $10.3 million in the three months ended March 30, 2001.  Sales, marketing and delivery expenses, as a percentage of net sales, increased slightly to 25.1% for the three months ended March 31, 2002, from 24.4% for the three months ended March 30, 2001, primarily due to the impact of certain fixed costs combined with lower net sales.

General and Administrative Expenses.  General and administrative expenses decreased $0.4 million, to $4.8 million for the three months ended March 31, 2002, from $5.1 million in the three months ended March 30, 2001. This decrease is primarily due to effective cost containment efforts commencing generally in June 2001.

Interest Expense.  Interest expense decreased to $3.4 million for the three months ended March 31, 2002, from $4.5 million in the three months ended March 30, 2001, as a result of the company’s debt restructuring completed in November 2001.

                Taxes. The Company provided a valuation allowance against its net deferred tax assets of $10.6 million in 2001 as a result of uncertainties relating to the realizability of the related assets.  The federal net operating losses expire beginning on June 30, 2011 and the state net operating loss carryforwards expire through June 30, 2003.  These net operating losses may be limited in use in any given year, subject to IRS Section 382 as a result of an ownership change.  In addition, significant taxable income must be generated in order to realize these recorded benefits.  The Company adjusted its valuation allowance to continue to fully reserve against all of its deferred tax assets at March 30, 2002 and as a result did not recognize a benefit on its pretax income for the three months ended March 30, 2002 compared to a 20.8% benefit recognized during the three months ended March 31, 2001.

Liquidity and Capital Resources

The Company’s cash requirements are primarily to fund its working capital needs, meet its interest obligations and fund necessary capital expenditures.  During the three months ended March 30, 2002 and March 31, 2001, the Company’s primary source of capital was borrowings on its revolving line of credit. The Company’s operating activities used cash of $13.6 million during the three months ended March 30, 2002 compared to $16.8 million during  the three months ended March 31, 2001. The Company’s operating activities typically use significant amounts of cash during the first quarter to fund its seasonal working capital requirements as receivables and inventory grow in advance of the peak spring selling season. The Company also invested $0.5 million and $1.3 million, during the three months ended March 30, 2002 and March 31, 2001, respectively, for necessary production equipment and facility infrastructure repairs and improvements as well as required capital projects to meet environmental requirements.

The Company funds its operations primarily from cash provided by operating activities, if any, and through borrowings under its revolving credit facility.  The availability of a revolving credit facility is critical to the Company’s ability to continue as a going concern.  The Company’s Credit Agreement contains various covenant requirements that the Company must meet and the lender has the ability to stop advancing funds to the Company in the event of a material adverse change.  The Company was in compliance with its covenants at March 30, 2002 and the Company’s management currently believes that it will be in compliance with all covenants for the next twelve months, however no assurance can be given to this effect.  If the Credit Agreement, which expires on September 15, 2003, is not extended or a replacement is not obtained, the Company will not be able to continue in its present form if at all.

Although there can be no assurance that this will be the case, the Company believes that funds available through the Credit Agreement combined with funds provided by operating activities will be adequate to fund the Company’s operations, capital requirements and debt service obligations for at least the next twelve months.

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

                The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related   to product returns, customer rebates, bad debts, inventory reserves, self-insurance reserves and contingencies.  The Company bases its estimates on historical experience and forecasts as well as on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company records estimated reductions to revenue for customer volume-based  incentives which may occasionally vary on a percentage basis depending upon certain volume levels. If market conditions were to change such that actual sales were significantly different than forecasted sales, actual amounts due may differ significantly from estimated amounts. The Company records estimates of expected product returns based upon historical experience as well as an on-going review of current market conditions.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company bases its estimates upon on-going review of the financial condition of it’s customers as well as upon the age of its receivables.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company records reserves against its inventory for its estimated unmarketable inventory.  Amounts are estimated based upon the relationship of end of period inventory levels to projected future sales over the next 13 weeks. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered past performance as well as future taxable income in assessing the need for the valuation allowance. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. The Company records a reserve for its self-insurance policies in an amount equal to the expected ultimate costs less stop-loss repayment of all claims incurred and expected to be incurred during the period.  The actual claims experience may differ significantly from such estimates.  The Company carries significant balances in its financial statements for fixed assets and goodwill.  The Company is currently evaluating the impact of recent accounting pronouncements upon the carrying value of assets.  At this time, the Company cannot reasonably estimate the impact on their consolidated financial statements of such pronouncements; however, the effect may be material.  See Note 7 to Condensed Notes to Consolidated Financial Statements — “Recent Accounting Pronouncements.”

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s liabilities consist primarily of a revolving line of credit, senior subordinated notes, other notes and accounts payable.  The Company has also issued preferred stock and redeemable common stock.  Such liabilities and stockholders’ equity have varying levels of sensitivity to changes in market interest rates.  Interest rate risk results when, due to different maturity dates and re-pricing intervals, interest rate indices for interest-bearing liabilities increase relative to income earning assets, thereby creating a risk of decreased net earnings and cash flow.  The Company does not have any derivative financial instruments as of March 30, 2002.

The following table provides information about the Company’s market sensitive liabilities, categorized by maturity, and constitutes a “forward-looking statement.”  For more information, please refer to Item 1. “Financial Statements and Condensed Notes to Consolidated Financial Statements.”

	December 31, 2001 Expected Maturities

Long-term Liabilities	2002	2003	2004	2005	2006	Thereafter	Total
			(dollars in millions)
Fixed Rate:

Series A Preferred Stock	—	—	—	—	$14.4	$143.3	$157.7
Average Interest Rate	13%	13%	13%	13%	13%	13%

Series B Preferred Stock	—	$5.0	$10.1	$87.6	—	—	$102.7
Average Interest Rate	13%	13%	13%	13%	—	—

Series B-1 Preferred Stock	—	—	—	9.3	—	—	$9.3
Average Interest Rate	12%	12%	12%	12%	—	—

Catalyst Note	$1.8	$13.4	—	—	—	—	$15.2
Average Interest Rate	15%	15%	—	—	—	—

New Notes	$5.9	$6.5	$7.1	$61.6	—	—	$81.1
Average Interest Rate	13%	13%	13%	13%	—	—

New Heller Note	—	—	—	6.5	—	—	$6.5
Average Interest Rate	8.0%	8.0%	8.0%	8.0%	—	—

Acquisition Note	$0.1	$0.1	$1.1	—	—	—	$1.3
Average Interest Rate	9.0%	9.0%	9.0%	—	—	—

Variable Rate:
Amended Loan Agreement (1)	—	$55.0					$55.0

(1)  The Credit Agreement expires on September 15, 2003.  See also “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Note 5 to Condensed Notes to Consolidated Financial Statements”.

Most of the Company’s debt is subject to acceleration upon various events of default.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

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

          None.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

On April 8, 2002, Stephen L. Pellegrini was appointed Chief Financial Officer of the Company.  Since 1996, Mr. Pellegrini held various positions within Invensys including Vice President, Finance.  From 1981 to 1996, Mr. Pellegrini held various positions of expanding responsibility within General Electric.  Mr. Pellegrini holds a BA in accounting from the University of Kentucky.  Mr. Pellegrini is a results oriented financial executive with extensive experience in strategic planning, business analysis, manufacturing finance, merger integration and cost management.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 13, 2002.

COLOR SPOT NURSERIES, INC.
a Delaware corporation

By:	/s/ David J. Barrett
Name:	David J. Barrett
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Stephen L. Pellegrini
Name:	Stephen L. Pellegrini
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)